Form 10-Q
period 2024-06-30
Bowhead Specialty Holdings Inc.
filed 2024-08-08
CIK 2002473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-42111
_________________________

Bowhead Specialty Holdings Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	87-1433334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

452 Fifth Avenue, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)
(212) 970-0269
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BOW	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Number of shares of the registrant’s common stock outstanding at August 8, 2024: 32,658,823

Bowhead Specialty Holdings Inc.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
Bowhead Specialty Holdings Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2024	December 31, 2023
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost of $721,782 and $569,013, respectively)	$706,199	$554,624
Short-term investments, at amortized cost, which approximates fair value	12,712	8,824
Total investments	718,911	563,448

Cash and cash equivalents	180,324	118,070
Restricted cash and cash equivalents	18,494	1,698
Accrued investment income	6,728	4,660
Premium balances receivable	69,495	38,817
Reinsurance recoverable	192,025	139,389
Prepaid reinsurance premiums	133,992	116,732
Deferred policy acquisition costs	24,564	19,407
Property and equipment, net	7,481	7,601
Income taxes receivable	1,320	1,107
Deferred tax assets, net	17,071	14,229
Other assets	24,768	2,701
Total assets	$1,395,173	$1,027,859

Liabilities
Reserve for losses and loss adjustment expenses	$587,905	$431,186
Unearned premiums	391,802	344,704
Reinsurance balances payable	45,767	40,440
Income taxes payable	29	42
Accrued expenses	11,287	14,900
Other liabilities	18,472	4,510
Total liabilities	1,055,262	835,782

Commitments and contingencies (Note 13)

Mezzanine equity
Performance stock units	46	—

Stockholders' equity
Common stock	327	240
($0.01 par value; 400,000,000 shares authorized, 32,658,823 and 24,000,000 shares issued and outstanding at June 30,2024 and December 31,2023, respectively)
Additional paid-in capital	314,636	178,543
Accumulated other comprehensive loss	(12,309)	(11,372)
Retained earnings	37,211	24,666
Total stockholders' equity	339,865	192,077
Total mezzanine equity and stockholders' equity	339,911	192,077

Total liabilities, mezzanine equity and stockholders' equity	$1,395,173	$1,027,859
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$175,539	$116,742	$313,971	$212,448
Ceded written premiums	(63,486)	(40,310)	(111,066)	(72,059)
Net written premiums	112,053	76,432	202,905	140,389
Change in net unearned premiums	(21,966)	(15,058)	(29,838)	(23,353)
Net earned premiums	90,087	61,374	173,067	117,036

Net investment income	8,777	4,048	16,437	7,401
Net realized investment gains	2	—	2	—
Other insurance-related income	32	31	63	63
Total revenues	98,898	65,453	189,569	124,500

Expenses
Net losses and loss adjustment expenses	59,018	37,409	113,338	70,868
Net acquisition costs	7,582	4,960	14,104	9,531
Operating expenses	22,855	14,616	43,377	29,080
Non-operating expenses	1,481	—	1,698	—
Warrant expense	332	—	332	—
Credit facility interest expenses and fees	224	—	224	—
Foreign exchange (gains) losses	(4)	8	30	(19)
Total expenses	91,488	56,993	173,103	109,460

Income before income taxes	7,410	8,460	16,466	15,040

Income tax expense	(1,877)	(1,905)	(3,921)	(3,485)

Net income	$5,533	$6,555	$12,545	$11,555

Other comprehensive income
Change in unrealized (loss) gain on investments (net of income tax benefit (expense) of $6, $722, $249, $(119), respectively	(21)	(2,718)	(937)	446
Total comprehensive income	$5,512	$3,837	$11,608	$12,001

Earnings per share:
Basic	$0.20	$0.27	$0.49	$0.48
Diluted	$0.20	$0.27	$0.48	$0.48

Weighted average shares outstanding:
Basic	27,648,869	24,000,000	25,824,434	24,000,000
Diluted	27,771,108	24,000,000	25,885,554	24,000,000
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Mezzanine Equity and Stockholders' Equity
($ in thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2023	24,000,000	$240	$—		$178,543	$(11,372)	$24,666	$192,077
Net income	—	—	—		—	—	7,012	7,012
Other comprehensive loss, net of tax	—	—	—		—	(916)	—	(916)
Capital contribution from parent	—	—	—		2,839	—	—	2,839
Capital distribution to parent	—	—	—		—	—	—	—
Stock-based compensation expense	—	—	—		225	—	—	225
Balance, March 31, 2024	24,000,000	$240	$—		$181,607	$(12,288)	$31,678	$201,237
Net income	—	—	—		—	—	5,533	5,533
Other comprehensive loss, net of tax	—	—	—		—	(21)	—	(21)
Capital contribution from parent	—	—	—		—	—	—	—
Capital distribution to parent	—	—	—		—	—	—	—
Stock-based compensation expense	—	—	46		1,801	—	—	1,847
Warrant expense	—	—	—	—	332	—	—	332
Proceeds from initial public offering, net	8,658,823	87	—		130,896	—	—	130,983
Balance, June 30, 2024	32,658,823	$327	$46		$314,636	$(12,309)	$37,211	$339,911

Balance, December 31, 2022	24,000,000	$240	$—		$100,204	$(16,689)	$(381)	$83,374
Net income	—	—	—		—	—	5,000	5,000
Other comprehensive income, net of tax	—	—	—		—	3,164	—	3,164
Capital contribution from parent	—	—	—		18,000	—	—	18,000
Capital distribution to parent	—	—	—		—	—	—	—
Stock-based compensation expense	—	—	—		109	—	—	109
Balance, March 31, 2023	24,000,000	$240	$—		$118,313	$(13,525)	$4,619	$109,647
Net income	—	—	—		—	—	6,555	6,555
Other comprehensive loss, net of tax	—	—	—		—	(2,718)	—	(2,718)
Capital contribution from parent	—	—			13,000	—	—	13,000
Capital distribution to parent	—	—	—		—	—	—	—
Stock-based compensation expense	—	—	—		157	—	—	157
Balance, June 30, 2023	24,000,000	240	$—		$131,470	$(16,243)	$11,174	$126,641

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
Cash flows from operating activities:
Net income	$12,545	$11,555
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	(2)	—
Amortization of premium/discounts on fixed maturity securities	(2,066)	(1,078)
Stock‐based compensation	2,073	265
Depreciation and amortization	1,719	679
Non-cash lease expense	378	288
Deferred income taxes	(2,591)	(1,745)
Warrant expense	332	—
Net changes in operating assets and liabilities:
Accrued investment income	(2,068)	(1,303)
Premium balances receivable	(30,678)	(9,613)
Reinsurance recoverable	(52,636)	(31,371)
Prepaid reinsurance premiums	(17,260)	(16,545)
Deferred policy acquisition costs	(5,157)	(2,765)
Income taxes receivable	(213)	(105)
Other assets	(7,445)	(985)
Reserve for losses and loss expenses	156,719	94,451
Unearned premium	47,098	39,898
Reinsurance balances payable	5,327	8,416
Accrued expenses	(3,613)	(4,302)
Income taxes payable	(13)	(1,503)
Other liabilities	10,967	2,343
Net cash provided by operating activities	113,416	86,580

Net cash used in investing activities
Purchases of:
Fixed maturity securities	(219,832)	(161,044)
Short-term investments	(9,907)	(16,649)
Proceeds from the sale and maturity of:
Fixed maturity securities	56,970	12,793
Short-term investments	6,180	51,494
Purchase of property and equipment, net	(1,599)	(1,806)
Net cash used in investing activities	(168,188)	(115,212)

Net cash provided by financing activities
Capital contribution from parent	2,839	31,000
Proceeds from initial public offering, net	130,983	—
Net cash provided by financing activities	133,822	31,000

Net change in cash, cash equivalents and restricted cash	79,050	2,368
Cash, cash equivalents and restricted cash, beginning of period	119,768	80,651
Cash, cash equivalents and restricted cash, end of period	$198,818	$83,019

Reconciliation of restricted cash
Cash and cash equivalents	$180,324	$72,623
Restricted cash and cash equivalents	18,494	10,396
Total cash and cash equivalents and restricted cash	$198,818	$83,019
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Nature of Operations and Significant Accounting Policies
Nature of Operations
Bowhead Specialty Holdings Inc. (“BSHI”, or “the Company”), formerly known as Bowhead Holdings Inc., is a Delaware domiciled insurance holding company that is majority-owned by Bowhead Insurance Holdings LP (“BIHL”). On March 19, 2024, the Company amended the certificate of incorporation of Bowhead Holdings Inc. to change the name of the Company to Bowhead Specialty Holdings Inc. BSHI provides specialty property and casualty insurance products in the U.S., initially focusing on Casualty, Professional Liability and Healthcare risks, which are primarily written on a non-admitted (or excess and surplus (“E&S”)) basis.
BSHI conducts its business operations through three wholly-owned subsidiaries. Bowhead Specialty Underwriters, Inc. (“BSUI”) is Bowhead’s managing general agency, holding a resident insurance license in the State of Texas, and is domiciled in the State of Delaware. Bowhead Insurance Company, Inc. (“BICI”) is BSHI’s insurance company subsidiary licensed and domiciled in the State of Wisconsin. Bowhead Underwriting Services, Inc. (“BUSI”) is the Company’s services company domiciled in the State of Delaware.
BSUI is party to three Managing General Agency Agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of American Family Mutual Insurance Company, S.I., (“AFMIC” and together with its wholly-owned subsidiaries, “AmFam”). AmFam is a related party and beneficially owns approximately 18.9% of BSHI’s issued and outstanding common stock as of June 30, 2024. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from such brokers to BSUI. Through these MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a ceding fee on net premiums assumed by BICI (“Ceding Fee”). BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
The Company is organized as a single operating and reportable segment through which it offers a variety of specialty insurance products to a number of markets.
Basis of Presentation
The accompanying condensed consolidated financial statements for BSHI and its wholly-owned subsidiaries (“Bowhead”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, the disclosures provided herein should be read in conjunction with the Company’s latest annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position. All intercompany transactions and balances are eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
Use of Estimates
The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates. Significant estimates in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses, reinsurance recoverable on unpaid losses and loss adjustment expenses, fair value of investments, and income taxes.
Management bases its estimates and assumptions on historical experience and other factors, including the current economic environment and on various other judgments that it believes to be reasonable under the circumstances. Management periodically reviews its estimates and assumptions and makes adjustments thereto when

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
facts and circumstances dictate. Changes in accounting estimates and underlying assumptions are recognized prospectively in the condensed consolidated financial statements.
Basic and Diluted Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average common stock outstanding for the period. Diluted earnings per share follows the basic earnings per share calculation, except the denominator is increased to reflect the dilution that may occur if equity based awards are converted into common stock equivalents, as calculated using the treasury stock method. Anti-dilutive equity based awards, which are awards that would increase earnings per share upon conversion under the treasury stock method, are excluded in the calculation of diluted earnings per share.
See Note 10 for the computation of basic and diluted earnings per share.
Stock Split
On May 9, 2024, the Company effected a 240 thousand-for-1 forward split of each outstanding share of BSHI’s common stock, par value $0.01 per share. As a result of the forward stock split, 100 shares of common stock issued and outstanding was increased to 24,000,000 shares of issued and outstanding common stock, without any change in the par value per share. All share, per share and related information presented in the condensed consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the impact of the forward stock split.
Initial Public Offering (“IPO”)
On May 28, 2024, the Company completed an upsized IPO with the sale of 8,658,823 shares of common stock at a price to the public of $17.00 per share, including 1,129,411 shares sold upon the exercise in full of the underwriters’ option to purchase additional shares. After underwriter discounts, commissions and offering expenses, net proceeds from the IPO were approximately $131.0 million.
Stock-Based Compensation
Class P Interests
BIHL, the majority stockholder of BSHI, issued Class P Interests to certain employees in connection with the Company’s pre-IPO employee compensation structure. Each Class P Interest is structured as a profit interest award and entitles the employees to profits after the partners of BIHL receive a return of their initial investment. The Class P Interests are accounted for as equity under accounting standards codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”). The fair value of the compensation cost incurred under these awards is measured at the date of grant based on the fair value of the award and is recognized as operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income, using a graded method over the requisite service period. The Company recognizes any award forfeitures when they occur.
2024 Plan
On May 22, 2024, the Company’s Board of Directors (the “Board”) approved and adopted the 2024 Omnibus Incentive Plan (the “2024 Plan”), which provides for the grant of stock options (including incentive stock options (“ISOs”) and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), other stock-based awards, stock bonuses, cash awards and substitute awards.
Under the 2024 Plan, the Company granted RSUs to the Company’s employees and certain Board directors, and performance stock units (“PSUs”) to its chief executive officer (the “CEO”).

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock Units
The RSUs are subject to a service condition and are accounted for as equity under ASC 718. The RSUs are valued based on the fair value of the underlying award, which is Bowhead’s common stock, at the date of grant. The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period as operating expenses within the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. The Company recognizes any award forfeitures when they occur.
Performance Stock Units
The PSUs are subject to both a service and a market condition, and may be settled in cash upon the occurrence of an event that is outside of the Company’s control. The PSUs are accounted for as mezzanine equity on the Company’s Condensed Consolidated Balance Sheets under ASC 718 until the vesting date. The PSUs are measured at fair value based on a Monte Carlo simulation model. The Company recognizes the compensation cost for PSUs on a straight-line basis over the award’s vesting period as operating expenses within the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. If the market condition is not achieved, previously recognized compensation expense is not reversed. The Company recognizes any award forfeitures when they occur.
Warrants
On May 22, 2024, the Board approved the issuance of warrants to AmFam, a related party of the Company, to purchase shares of the Company’s common stock. The warrants are subject to a service condition and are accounted for as equity under ASC 718. The fair value of the warrants are based on Black-Scholes-Merton pricing models. The Company recognizes compensation cost for the warrants on a quarterly basis over the awards’ vesting period as warrant expense within the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. The Company recognizes any award forfeitures when they occur.
See Note 9 for additional information on the Company’s stock-based compensation.
Deferred Financing Fees
Costs associated with the establishment of a senior secured revolving credit facility have been deferred and are amortized using the straight-line method over the terms of such instruments. Unamortized deferred financing fees are presented within other assets on the Company’s Condensed Consolidated Balance Sheets, and amortization expenses related to such costs are included in credit facility interest expenses and fees in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
The Company has not adopted any new accounting standards during the three and six months ended June 30, 2024.
Recently Issued Accounting Standards Not Yet Adopted
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company is provided an option to adopt new or revised accounting guidance as an “emerging growth company” under the JOBS Act either (1) within the same periods as those otherwise applicable to public business entities, or (2) within the same time periods as private companies, including early adoption when permissible.
There are no prospective accounting standards which, upon their effective date, would have a material impact on the Company’s condensed consolidated financial statements.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2.Investments
The following table summarizes the amortized cost and fair value of the Company’s fixed maturity securities, all of which are classified as available for sale:

		Gross Unrealized
As of June 30, 2024	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$298,225	$50	$(495)	$297,780
State and municipal	56,978	—	(5,472)	51,506
Commercial mortgage-backed securities	41,970	19	(1,083)	40,906
Residential mortgage-backed securities	148,670	827	(5,637)	143,860
Asset-backed securities	54,650	100	(858)	53,892
Corporate	121,289	63	(3,097)	118,255
Total	$721,782	$1,059	$(16,642)	$706,199

		Gross Unrealized
As of December 31, 2023	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$252,294	$579	$(332)	$252,541
State and municipal	55,984	—	(5,264)	50,720
Commercial mortgage-backed securities	26,573	29	(1,166)	25,436
Residential mortgage-backed securities	79,032	680	(5,010)	74,702
Asset-backed securities	42,964	32	(963)	42,033
Corporate	112,166	80	(3,054)	109,192
Total	$569,013	$1,400	(15,789)	$554,624
a)Contractual Maturity of Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities at June 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

As of June 30, 2024	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$191,050	$190,739
Due after one year through five years	221,169	217,001
Due after five years through ten years	46,896	44,858
Due after ten years	17,377	14,943
	476,492	467,541
Commercial mortgage-backed securities	41,970	40,906
Residential mortgage-backed securities	148,670	143,860
Asset-backed securities	54,650	53,892
Total	$721,782	$706,199

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2023	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$254,656	$254,443
Due after one year through five years	122,274	118,585
Due after five years through ten years	27,145	25,265
Due after ten years	16,369	14,160
	420,444	412,453
Commercial mortgage-backed securities	26,573	25,436
Residential mortgage-backed securities	79,032	74,702
Asset-backed securities	42,964	42,033
Total	$569,013	$554,624
b)Net Investment Income
The components of net investment income were derived from the following sources:

	Three Months Ended June 30,
	2024	2023
	($ in thousands)
U.S. government and government agency	$3,836	$656
State and municipal	388	388
Commercial mortgage-backed securities	468	363
Residential mortgage-backed securities	1,920	246
Asset-backed securities	(33)	894
Corporate	1,071	893
Short-term investments	103	208
Cash and cash equivalents	1,204	511
Gross investment income	8,957	4,159
Investment expenses	(180)	(111)
Net investment income	$8,777	$4,048

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
U.S. government and government agency	7,523	$938
State and municipal	775	775
Commercial mortgage-backed securities	842	628
Residential mortgage-backed securities	2,164	462
Asset-backed securities	1,040	1,493
Corporate	2,003	1,589
Short-term investments	215	631
Cash and cash equivalents	2,219	1,096
Gross investment income	16,781	7,612
Investment expenses	(344)	(211)
Net investment income	$16,437	$7,401
c)Net Realized Investment Gains (Losses)
There were $1.9 thousand net realized investment gains (losses) for the three and six months ended June 30, 2024 from the sale of investments and nil for the three and six months ended June 30, 2023.
d)Restricted Assets
The Company is required to maintain assets as collateral in trust accounts to support the obligations of the AmFam Quota Share Agreement. The assets held in trust include fixed maturity securities, short-term investments and restricted cash and cash equivalents. The Company is entitled to interest income earned on these restricted assets, which is included in net investment income in the Condensed Consolidated Statements of Income and Comprehensive Income.
The following table summarizes the value of the Company’s restricted assets disclosed in the Condensed Consolidated Balance Sheets:

As of	June 30, 2024	December 31, 2023
	($ in thousands)
U.S. government and government agency	$224,415	$142,297
State and municipal	19,428	19,585
Commercial mortgage-backed securities	20,781	9,333
Residential mortgage-backed securities	77,507	35,313
Asset-backed securities	33,330	23,798
Corporate	59,189	49,632
Restricted fixed maturity securities	434,650	279,958
Restricted short-term investments	12,712	4,864
Restricted cash and cash equivalents	18,494	1,698
Restricted assets	$465,856	$286,520

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
e)Gross Unrealized Losses
The following table summarizes available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
As of June 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$212,928	$(336)	$20,055	$(159)	$232,983	$(495)
State and municipal	1,026	(4)	50,480	(5,468)	51,506	(5,472)
Commercial mortgage-backed securities	9,883	(98)	18,364	(985)	28,247	(1,083)
Residential mortgage-backed securities	49,110	(284)	40,197	(5,353)	89,307	(5,637)
Asset-backed securities	15,946	(81)	23,614	(777)	39,560	(858)
Corporate	34,712	(220)	76,048	(2,877)	110,760	(3,097)
Total	$323,605	$(1,023)	$228,758	$(15,619)	$552,363	$(16,642)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$48,598	$(69)	$10,970	$(263)	$59,568	$(332)
State and municipal	2,992	(14)	47,728	(5,250)	50,720	(5,264)
Commercial mortgage-backed securities	2,485	(53)	18,423	(1,113)	20,908	(1,166)
Residential mortgage-backed securities	17,536	(609)	31,502	(4,401)	49,038	(5,010)
Asset-backed securities	16,253	(71)	18,491	(892)	34,744	(963)
Corporate	24,976	(173)	62,733	(2,881)	87,709	(3,054)
Total	$112,840	$(989)	$189,847	$(14,800)	$302,687	$(15,789)
All of the securities in an unrealized loss position are rated investment grade. For fixed maturity securities that management does not intend to sell or are required to sell, there is no portion of the decline in value that is considered to be due to credit factors that would be recognized in earnings. Declines in value are considered to be due to non-credit factors and are recognized in Other Comprehensive Income.
The Company has evaluated its fixed maturity securities in an unrealized loss position and concluded that the unrealized losses are due primarily to temporary market and sector-related factors rather than to issuer-specific factors. None of these securities are delinquent or in default under financial covenants. Based on the assessment of these issuers, the Company expects them to continue to meet their contractual payment obligations as they become due.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3.Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on a fair value hierarchy that prioritizes the use of observable inputs over the use of unobservable inputs and requires the use of observable inputs when available. The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, as follows:
•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
•Level 2: Significant other observable inputs other than Level 1 inputs, such as quoted prices in active markets for similar assets or liabilities, quoted prices in inactive markets for identical assets or liabilities, or other inputs that are directly or indirectly observable through market-corroborated inputs, such as interest rates, yield curves, prepayment speeds, default rates, or loss severities.
•Level 3: Significant unobservable inputs used to measure fair value to the extent that relevant observable inputs are not available, and that reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the measurement date.
The Company’s investments in fixed maturity securities, all of which are classified as available for sale, are carried at fair value. All of the Company’s fixed maturity securities investments were priced by independent pricing services. The prices provided by the independent pricing services are estimated based on observable market data in active markets utilizing pricing models and processes, which may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, sector groupings, matrix pricing and reference data. Under certain circumstances, if a vendor price is unavailable, a price may be obtained from a broker. The pricing services may prioritize inputs differently on any given day for any security based on market conditions, and not all inputs are available for each security evaluation on any given day. The pricing services used by the Company have indicated that they will only produce an estimate of fair value if objectively verifiable information is available. The determination of whether markets are active or inactive is based upon the volume and level of activity for a particular asset class.
The fair values of short-term investments approximate their carrying values due to their short-term maturity.
The following table presents the Company’s investments measured at fair value by level:

As of June 30, 2024	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$296,545	$1,235	$—	$297,780
State and municipal	—	51,506	—	51,506
Commercial mortgage-backed securities	—	40,906	—	40,906
Residential mortgage-backed securities	—	143,860	—	143,860
Asset-backed securities	—	53,892	—	53,892
Corporate	—	118,255	—	118,255
Total fixed maturity securities	296,545	409,654	—	706,199
Short-term investments	9,916	2,796	$—	12,712
Total investments	$306,461	$412,450	$—	$718,911

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2023	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$251,332	$1,209	$—	$252,541
State and municipal	—	50,720	—	50,720
Commercial mortgage-backed securities	—	25,436	—	25,436
Residential mortgage-backed securities	—	74,702	—	74,702
Asset-backed securities	—	42,033	—	42,033
Corporate	—	109,192	—	109,192
Total fixed maturity securities	251,332	303,292	—	554,624
Short-term investments	3,960	4,864	—	8,824
Total investments	$255,292	$308,156	$—	$563,448
4.Reserve for Losses and Loss Adjustment Expenses
The table below provides a reconciliation of the beginning and ending reserve balances for the six months ended June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023
	($ in thousands)
Gross reserves for losses and loss adjustment expenses, beginning of year	$431,186	$207,051
Reinsurance recoverable on unpaid losses, beginning of year	136,273	63,381
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$294,913	$143,670

Net incurred losses and loss adjustment expenses related to:
Current accident year	113,338	70,411
Prior accident years	—	457
	113,338	70,868
Net paid losses and loss adjustment expenses related to:
Current accident year	874	532
Prior accident years	9,502	6,092
	10,376	6,624

Net reserves for unpaid losses and loss adjustment expenses, end of period	$397,875	$207,914
Reinsurance recoverable on unpaid losses, end of period	190,030	93,588
Gross reserves for losses and loss adjustment expenses, end of period	$587,905	$301,502
During the six months ended June 30, 2024 and 2023, there was nil and $0.5 million of prior accident year unfavorable loss development, respectively.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.Premiums and Reinsurance Related Information
The following table summarizes the effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses:

Three Months Ended June 30, 2024	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$175,539	$139,015	$87,927
Ceded	(63,486)	(48,928)	(28,909)
Net	$112,053	$90,087	$59,018

Three Months Ended June 30, 2023	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$116,742	$90,966	$54,439
Ceded	(40,310)	(29,592)	(17,030)
Net	$76,432	$61,374	$37,409

Six Months Ended June 30, 2024	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$313,971	$266,873	$169,206
Ceded	(111,066)	(93,806)	(55,868)
Net	$202,905	$173,067	$113,338

Six Months Ended June 30, 2023	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$212,448	$172,549	$102,389
Ceded	(72,059)	(55,513)	(31,521)
Net	$140,389	$117,036	$70,868
All assumed amounts are assumed through the AmFam Quota Share Agreement as described in Note 11.
For the three months ended June 30, 2024 and 2023, Bowhead ceded $7.1 million and $4.4 million of written premium, $4.9 million and $1.7 million of earned premium and $2.9 million and $1.0 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
For the six months ended June 30, 2024 and 2023, Bowhead ceded $11.9 million and $7.3 million of written premium, $9.4 million and $2.6 million of earned premium and $5.6 million and $1.5 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:

As of	June 30, 2024	December 31, 2023
	($ in thousands)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$190,030	$136,273
Reinsurance recoverable on paid losses and loss adjustment expenses	1,995	3,116
Reinsurance recoverable	$192,025	$139,389
The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of June 30, 2024 and December 31, 2023:

Reinsurer	A.M. Best Rating	June 30, 2024	December 31, 2023
Renaissance Reinsurance U.S. Inc	A+	29.7%	29.8%
Endurance Assurance Corporation	A+	24.0%	24.4%
Markel Global Reinsurance Company	A	22.7%	24.5%
Ascot Bermuda Limited	A	9.1%	7.3%
Partner Reinsurance Company of the U.S.	A+	6.1%	8.5%
All other reinsurers	At least A	8.4%	5.5%
Total		100.0%	100.0%
As of June 30, 2024 and December 31, 2023, $11.5 million and $5.9 million, respectively, of the Company’s reinsurance recoverable balance is with a subsidiary of AmFam.
6.Leases
Prior to entering into the new sublease agreement described below, the Company and its subsidiaries had a right to use two distinct office spaces in New York and Chicago under separate lease agreements. On May 6, 2024, the Company entered into a sublease agreement for the right to use (“ROU”) an additional office space in New York. The term of the sublease commences on June 1, 2024, and will expire on December 30, 2027, with no option to extend. The annual rent of the sublease is approximately $1.3 million and is payable monthly in advance. In connection with the sublease agreement, the Company delivered a security deposit in the form of a letter of credit of approximately $1.0 million to the sublandlord. The Company is also responsible for certain other costs under the sublease, such as taxes, operating expenses, and electricity. All of the Company’s leases are classified as operating leases and the Company was not party to any finance lease arrangements as of and during the three and six months ended June 30, 2024 and 2023. The ROU asset and lease liability balances as of June 30, 2024 were $4.2 million and $4.2 million, respectively, and the ROU asset and lease liability balances as of December 31, 2023, were $0.5 million and $0.7 million, respectively.
The terms of the operating leases range from three and a half years to five years, from the dates the Company gained access to the spaces, through to the stated termination dates, which expire in August 2024, May 2025, and December 2027, respectively. Although the Chicago operating lease agreement contains an option to extend the lease term, the Company is not reasonably certain it will exercise this option. Due to this uncertainty, in the measurement of the lease liability, the Company has excluded the period covered by the renewal option from the lease terms.
With the exception of the New York sublease that commenced on June 1, 2024, the lease agreements contain rent escalation features that are reflected in the Company’s lease liability balances. Since the discount rates implicit in the leases are not readily available, the Company used an incremental borrowing rate to discount the remaining lease payments in measuring the lease liability. The Company did not incur any initial direct costs or make prepayments in connection with its lease arrangements; as such, these amounts are not reflected in the ROU asset.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Lease expense for the three months ended June 30, 2024 and 2023 was $0.3 million and $0.1 million, respectively, and for the six months ended June 30, 2024 and 2023 was $0.4 million and $0.3 million, respectively. Lease expense is recognized on a straight-line basis over the lease term in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The Company has immaterial variable lease costs and no short-term leases for the three and six months ended June 30, 2024 and 2023.
The following table summarizes the Company’s future minimum lease payment obligations under non-cancelable operating leases as of June 30, 2024:

As of	June 30, 2024
($ in thousands)
Contractual maturities:
Remaining 2024	$527
2025	1,421
2026	1,331
2027	1,331
Later years	—
Total undiscounted future minimum lease payments	4,610
Less: Discount impact	375
Total discounted operating lease liability	$4,234
The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases as of June 30, 2024 were 3.3 years and 4.8%, respectively.
Cash paid for operating leases for the three months ended June 30, 2024 and 2023 was $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2024 and 2023 was $0.5 million and $0.4 million, respectively. There were no non-cash additions from new and remeasured leases that resulted in an increase to the ROU asset and lease liability.
7.Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of June 30, 2024. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the Facility.
Interest on the Facility is based on a floating rate indexed to either (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, (ii) the greater of (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum and (c) the adjusted term SOFR rate for a one-month interest period plus 1% per annum, plus an applicable rate, or (iii) the adjusted daily simple SOFR plus an applicable rate. As of June 30, 2024, the Company did not have any borrowings outstanding under the Facility.
The Company had unamortized deferred financing fees related to the Facility of $1.7 million as of June 30, 2024, and recognized amortization expenses for deferred financing fees of $0.2 million for the three and six months ended June 30, 2024, respectively.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8.Stockholders' Equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share.
BIHL Contribution
During the three months ended June 30, 2024 and 2023, BIHL contributed additional paid-in capital of $1.4 million and $13.2 million, respectively, to the Company without issuing additional shares.
During the six months ended June 30, 2024 and 2023, BIHL contributed additional paid-in capital of $4.5 million and $31.3 million, respectively, to the Company without issuing additional shares.
Public Offerings
On May 23, 2024, the Company completed an upsized IPO with the sale and issuance of 8,658,823 shares of its common stock at a price of $17.00 per share. The Company received net proceeds from the offering of $131.0 million.
9.Stock-Based Compensation
Class P Interests
On October 14, 2020, BIHL established and authorized for issuance 40,750,000 Class P Interests for certain key employees of the Company. In December 2023 and January 2024, BIHL authorized for issuance an additional 4,766,315 and 553,048 Class P Interests, respectively, for a total of 46,069,363 Class P Interests authorized for issuance as of June 30, 2024. Each grant is subject to vesting and repurchase provisions, as well as other conditions.
On June 30, 2024, in preparation for the dissolution of BIHL, the general partners of BIHL approved the valuation and the acceleration of unvested Class P Interests, which upon the dissolution of BIHL will be exchanged for shares of the Company’s common stock held by BIHL with no further vesting conditions. Accordingly, on June 30, 2024, the Company accelerated the remaining unrecognized compensation cost associated with the Class P Interests of $1.3 million through operating expenses within the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. See Note 15 for additional information on the dissolution of BIHL.
2024 Plan
On May 22, 2024, the Board approved and adopted the 2024 Plan, which provides for the grant of stock options (including ISOs and nonqualified stock options), stock appreciation rights, restricted stock, RSUs, other stock-based awards, stock bonuses, cash awards and substitute awards.
A total of 3,152,941 shares of common stock were initially authorized and reserved for issuance under the 2024 Plan. The reserve increases on January 1 of each year, starting in 2025, by an amount equal to the lesser of: (a) 2.0% of the fully-diluted shares on the preceding December 31, and (b) a smaller amount as determined by the Board.
On May 22, 2024, the Board approved the grant of RSUs to the Company’s employees and certain Board directors, and PSUs to its CEO. As of June 30, 2024, 891,526 shares of common stock were granted under the 2024 Plan.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Restricted Stock Units
On May 22, 2024, the Board approved the grant of 762,115 RSUs with a grant-date fair value of $17.00 per share. The RSUs issued to employees and a one-time issuance to one of the Company’s directors have a four-year vesting period. These RSUs vest 20% per year for the first three years following issuance and 40% at the end of the fourth year, and are contingent upon the employee’s continuous employment or the director’s continuous service as a director with the Company throughout the vesting period. In addition, the RSUs issued to directors of the Company under the Company’s non-employee director compensation policy are contingent upon the director’s continuous service as a director through the vesting date, which is the earliest of: (a) the one-year anniversary of the grant date, (b) the date of the regular annual meeting of the Company’s stockholders held following the grant date, or (c) the date of the consummation of a change in control.
The following table provides a summary of RSU activities during the six months ended June 30, 2024:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2023	—	$—
Granted	762,115	17.00
Vested	—	—
Forfeited	—	—
Granted and unvested at June 30, 2024	762,115	$17.00
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.
The Company recognized compensation costs associated with the RSUs of $0.4 million in the three and six-month periods ended June 30, 2024, compared to nil for the same periods in 2023.
As of June 30, 2024, total unrecognized compensation cost for the RSUs was $12.6 million and the weighted average period over which the cost is expected to be recognized is approximately 3.8 years.
Performance Stock Units
On May 22, 2024, the Board approved the grant of 129,411 PSUs to the Company’s CEO. The grant-date fair value of the PSUs, which was valued based on a Monte Carlo simulation model, was $10.04 per share. The PSUs include both a service and a market condition, and may be settled in cash upon the occurrence of an event that is outside of the Company’s control. The vesting of the PSUs are contingent upon the CEO’s continuous employment and service to the Company through May 22, 2027. The number of PSUs earned, which range from 0 - 125% of the PSUs granted, are based on the achievement of certain compounded annual growth rate milestones of BSHI’s common stock compared its IPO price of $17.00 per share for any 20 business day period between the second and third anniversaries of the grant date.
Since the PSUs are required to be settled in cash upon the occurrence of an event that is outside of the Company’s control, the PSUs are accounted for as mezzanine equity on the Company’s Condensed Consolidated Balance Sheets until the vesting date.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides a summary of PSU activity during the six months ended June 30, 2024:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2023	—	$—
Granted	129,411	10.04
Vested	—	—
Forfeited	—	—
Granted and unvested at June 30, 2024	129,411	$10.04
The following table summarizes the significant inputs used in the Monte Carlo simulation model to determine the grant-date fair value of the PSUs awarded:

Inputs
Expected term (in years)	3
Expected volatility	27.0%
Expected dividend yield	—%
Risk-free interest rate	4.6%
The Company recognizes the compensation cost for PSUs on a straight-line basis over the award’s vesting period.
The Company recognized compensation costs associated with the PSUs of $46.3 thousand in the three and six-month periods ended June 30, 2024, compared to nil for the same period in 2023.
As of June 30, 2024, total unrecognized compensation cost for the PSUs was $1.3 million and the weighted average period over which the cost is expected to be recognized is approximately 2.9 years.
Warrants
On May 22, 2024, the Board approved the issuance of warrants to AmFam to purchase 1,614,250 shares of the Company’s common stock (the warrants associated with such shares the “Initial Warrants”) and, upon the exercise of the underwriters overallotment option, on May 28, 2024, the Company issued to AmFam warrants to purchase 56,471 additional shares of the Company’s common stock (the warrants associated with such additional shares, individually, the “Overallotment Warrants” and together with the Initial Warrants, the “Warrants”).
The Warrants, which are subject to a five-year service condition, are accounted for as stock-based compensation under ASC 718. The grant-date fair value of the Initial Warrants and Overallotment Warrants were $9.13 per share and $17.50 per share, respectively. The Warrants vest 20% per year over the five-year service period and have a stated and weighted average exercise price of $17.00 per share. The vested portion of the Warrants may be exercised at any time, in whole or in part, until the ten-year anniversary of the issuance dates.
As of June 30, 2024, none of the Warrants have vested or have been exercised.
The following table summarizes the significant inputs used in the Black-Scholes-Merton pricing models to determine the grant-date fair value of the Warrants issued:

	Initial Warrants	Overallotment Warrants
Expected term (in years)	10	10
Expected volatility	34.0%	34.0%
Expected dividend yield	—%	—%
Risk-free interest rate	4.4%	4.5%

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company recognizes compensation cost for the Warrants on a quarterly basis over the awards’ vesting period.
The Company recognized compensation costs associated with the Warrants of $0.3 million in the three and six-month periods ended June 30, 2024, compared to nil for the same period in 2023. As of June 30, 2024, total unrecognized compensation cost for the Warrants were $15.4 million.
10.Earnings Per Share
The following table provides the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands, except share and per share data)
Numerator
Net income	$5,533	$6,555	$12,545	$11,555

Denominator
Basic weighted average shares outstanding	27,648,869	24,000,000	25,824,434	24,000,000
Effect of dilutive awards:
Restricted stock units	87,916	—	43,958	—
Performance stock units	34,323	—	17,162	—
Warrants(1)	—	—	—	—
Diluted weighted average shares outstanding	27,771,108	24,000,000	25,885,554	24,000,000

Earnings per share
Basic	$0.20	$0.27	$0.49	$0.48
Diluted	$0.20	$0.27	$0.48	$0.48
__________________
(1)As of June 30, 2024 and 2023, there were 1,670,721 and nil anti-dilutive awards, respectively, that were excluded from the calculation of diluted weighted-average shares outstanding.

11.Related Party Transactions
BIHL is a limited partnership domiciled in the State of Delaware. BIHL’s capital partners include GPC Partners (Investments (SPV III) LP (“GPC Fund”), AmFam, and other minority owners as partners in BIHL. BIHL owns 73.5% of the Company, and as of June 30, 2024, BIHL contributed $183.3 million into the Company, of which $1.4 million and $13.2 million were contributed in the three months ended June 30, 2024 and 2023, respectively, and of which $4.5 million and $31.3 million were contributed in the six months ended June 30, 2024 and 2023, respectively.
BICI is party to the AmFam Quota Share Agreement, which has been effective since 2020. Under the quota share agreement, BICI assumes 100% of all Casualty, Professional Liability and Healthcare risks, net of inuring third-party reinsurance, written on behalf of AmFam by BSUI. AmFam receives a ceding fee on net premiums assumed by BICI. BICI is required to set aside assets in a trust to secure a portion of its reinsurance recoverable obligation under the agreement.
BSUI has separate MGA Agreements with each of the AmFam Issuing Carriers. Under these agreements, BSUI is permitted to issue insurance policies on behalf of the AmFam Issuing Carriers and is also responsible for providing accounting, claims handling and other necessary services to the AmFam Issuing Carriers to support its respective regulatory, statutory and other compliance requirements. BSUI is entitled to commission in exchange for

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
these services, which is adjusted to equal actual costs for each month in accordance with the terms of the MGA Agreements.
In 2024 and 2023, BICI entered into a ceded quota share reinsurance treaty and a ceded excess of loss reinsurance treaty with reinsurers, in which a separate subsidiary of AmFam participated. In addition, BICI also entered into ceded cyber professional lines quota share reinsurance treaties with reinsurers, in which a subsidiary of AmFam also participated.
For the three months ended June 30, 2024 and 2023, Bowhead incurred $2.0 million and $1.3 million of ceding fees under the AmFam Quota Share Agreement and ceded $7.1 million and $4.4 million of written premiums to AmFam under the ceded reinsurance treaties described above, respectively.
For the six months ended June 30, 2024 and 2023, Bowhead incurred $3.8 million and $2.5 million of ceding fees under the AmFam Quota Share Agreement and ceded $11.9 million and $7.3 million of written premiums to AmFam under these ceded reinsurance treaties described above, respectively.
12.Income Taxes
For the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of $1.9 million in both periods. The effective tax rate was approximately 25.3% for the three months ended June 30, 2024, compared to 22.5% for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 differs from the statutory tax rate of 21.0% primarily due to state taxes and non-deductible expenses. The effective tax rate for the three months ended June 30, 2023 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and the current period impact from a change of estimate in the prior year.
For the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $3.9 million and $3.5 million, respectively. The effective tax rate was approximately 23.8% for the six months ended June 30, 2024 compared to 23.2% for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 differs from the statutory tax rate of 21.0% primarily due to state taxes and non-deductible expenses. The effective tax rate for the six months ended June 30, 2023 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and the current period impact from a change of estimate in the prior year.
13.Commitments and Contingencies
a)Concentrations of Credit Risk
The creditworthiness of a counterparty is evaluated by the Company, taking into account credit ratings assigned by independent agencies. The credit approval process involves an assessment of factors, including, among others, the counterparty, country, and industry credit exposure limits. Collateral may be required, at the discretion of the Company, on certain transactions based on the creditworthiness of the counterparty. The areas where significant concentrations of credit risk may exist include cash and cash equivalents, restricted cash and investments, premium balances receivable, and reinsurance recoverable.
Cash and Cash Equivalents, Restricted Cash and Investments
The Company maintains its cash and cash equivalents and restricted cash with high credit quality financial institutions. Cash deposits are in excess of FDIC insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash, cash equivalents and restricted cash.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments, other than short-term investments and investments in U.S. government and government agency securities, in excess of 10.0% of the Company’s mezzanine equity and stockholders’ equity at June 30, 2024 and December 31, 2023.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Premium Balances Receivable
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations relating to the payments of premium balances owed to the Company.
The following table summarizes the brokers that make up more than 10.0% of the Company’s gross written premium for the six months ended June 30, 2024 and 2023:

Brokers	2024	2023
Ryan Specialty Group Holdings, Inc.	26.0%	28.4%
AmWINS Group, Inc.	24.5%	12.2%
Marsh & McLennan Companies	11.5%	13.8%
CRC Insurance Services, Inc.	9.4%	11.2%
For the six months ended June 30, 2024 and 2023, the Company recorded an allowance for uncollectible premiums of nil in both periods.
Reinsurance Recoverable
The Company is exposed to the credit risk associated with reinsurance recoverable to the extent that any of its reinsurers fail to meet their obligations under reinsurance contracts. The Company evaluates the financial condition of its reinsurers on a regular basis and monitors concentrations of credit risk with reinsurers. The Company assesses reinsurers based on the assigned credit and financial strength ratings from internationally recognized rating agencies.
At June 30, 2024 and December 31, 2023, 100% of the Company’s reinsurers are rated “A” (Excellent) or better by A.M. Best. At June 30, 2024, the three largest balances by reinsurer accounted for 29.7%, 24.0%, and 22.7% of the Company’s reinsurance recoverable balance and at December 31, 2023, the three largest balances by reinsurer accounted for 29.8%, 24.5%, and 24.4% of the Company’s reinsurance recoverable balance. Refer to Note 5 for further information.
b)Purchase Obligations
The Company has entered into software service agreements that have purchase obligations depending on the amount of premiums written. The fixed and determinable portion of such purchase obligations were approximately $0.5 million due in 2024 and $1.8 million due for the years 2025 - 2028 at June 30, 2024. The obligations will increase depending on the amount of premium written by the Company over the respective years.
c)Litigation
In the ordinary course of business, the Company is subject to disputes, litigation and arbitration arising from its insurance and reinsurance operations. These matters are generally related to insurance and reinsurance claims and are considered in the establishment of reserves for losses and loss adjustment expenses. In addition, the Company may also become involved in legal actions which seek extra-contractual damages, punitive damages or penalties, including claims alleging bad faith in handling of insurance claims. The Company expects its ultimate liability with respect to such matters will not be material to its financial condition. However, adverse outcomes on such matters are possible, from time to time, and could be material to the Company’s results of operations in any particular financial reporting period.
d)Other
The Company has incurred certain employment taxes, penalties and interests related to the employment taxes for an employee domiciled in the United Kingdom since 2021. The Company accrued approximately $1.5 million and $1.5 million as of June 30, 2024 and December 31, 2023, respectively, which represents its best estimate of taxes, interest, and penalties owed and for which it expects to settle in 2024.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
14.Segment, Geographic, and Product Line Information
The Company is a specialty insurance group that generates revenues by underwriting and offering a variety of specialty insurance products to domestic markets through three distinct underwriting divisions. The chief operating decision maker (“CODM”) is the individual responsible for allocating resources to and assessing the financial performance of segments of the entity. The CODM of the Company, the CEO, assesses the financial health and performance of the Company and makes resource allocation decisions on a consolidated basis; accordingly, the Company has a single operating and reportable segment.
The following table presents revenues by underwriting division for the three months ended June 30, 2024 and 2023:

Underwriting Division	2024	2023
	($ in thousands)
Casualty	$76,350	$44,472
Professional Liability	24,432	24,542
Healthcare	11,271	7,418
Net written premiums	$112,053	$76,432
The following table presents revenues by underwriting division for the six months ended June 30, 2024 and 2023:

Underwriting Division	2024	2023
	($ in thousands)
Casualty	$138,789	$81,939
Professional Liability	38,805	38,040
Healthcare	25,311	20,410
Net written premiums	$202,905	$140,389
The Company’s operations and assets are located entirely within the United States, and all of its revenues are attributed to United States-based policyholders.
The Company has no single major customer representing ten percent or more of its total revenues during six months ended June 30, 2024 and 2023.
15.    Subsequent Events
Management of BSHI has evaluated all events occurring after June 30, 2024 to determine whether any event required either recognition or disclosure in the financial statements.
As soon as practicable following the closing of the Company’s IPO, subject to the receipt of all applicable insurance regulatory approvals, BIHL, the Company’s majority stockholder, will be dissolved. On July 15, 2024, BIHL received regulatory approval to effectuate a divestiture of its ownership interests in BSHI after August 2, 2024. This divestiture will be effectuated through a dissolution of BIHL, which is expected to be completed prior to September 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis below contains forward-looking statements. All statements other than statements of historical facts contained in this report, including, but not limited to, statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. Certain of the forward-looking statements can be identified by the use of terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. However, not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies and the industries in which we operate, and including, without limitation, statements relating to our future performance. Forward-looking statements reflect our current expectations concerning future results and events, and are subject to known and unknown risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this report as a result of various factors, including, among others:
•our inability to accurately assess our underwriting risk;
•intense competition for business in our industry;
•our inability to maintain our strategic relationship with American Family Mutual Insurance Company, S.I. (“AFMIC” and together with its subsidiaries, “AmFam”);
•a decline in AmFam’s financial strength rating or financial size category;
•exposure to certain risks arising out of our reliance on insurance retail agents, brokers and wholesalers as distribution channels;
•inadequate losses and loss expense reserves to cover our actual losses;
•unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies;
•our reinsurers’ failure to reimburse us for claims on a timely basis, or at all;
•adverse economic factors and their impact on our growth and profitability;
•existing or future regulation and our ability to comply with these regulations;
•the loss of one or more key personnel;
•disruptions of our operations due to security breaches, loss of data, cyber-attacks and other information technology failures;
•increased costs as a result of operating as a public company; and
•other risks and uncertainties discussed under the heading “Risk Factors” in Part II, Item 1A. of this report.
Please refer to “Risk Factors” in Part II, Item 1A. of this report for additional discussion of the foregoing factors and risks.
Forward-looking statements speak only as of the date they are made. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
Overview
Bowhead Specialty Holdings Inc. (“BSHI” or the “Company”) is a profitable and growing company providing specialty Property and Casualty (“P&C”) products. We focus on providing craft solutions in our specialty lines and classes of business that we believe require deep underwriting and claims expertise in order to produce attractive financial results. We have initially focused on underwriting Casualty, Professional Liability and Healthcare risks where our management team has deep experience. Across our underwriting divisions, our policyholders vary in size, industry and complexity and require specialized, innovative and customized solutions where we individually underwrite and structure policies for each account. As a result, our products are primarily written on an excess and surplus lines (“E&S”) basis, where we have flexibility of rate and policy form. We distribute our products through carefully selected relationships with leading distribution partners in both the wholesale and retail markets.
Our principal objective is to create and sustain superior returns for our stockholders by generating consistent underwriting profits across our product lines and through all market cycles, while prudently managing capital. We believe that our current market opportunity, differentiated expertise, relationships, culture and leadership team position us well to continue to grow our business profitably. We are organized as a single operating and reportable segment.
We founded our business in September 2020, recognizing a favorable pricing environment and a growing and unmet demand from brokers and policyholders for craft solutions and quality service in complex lines of business. We built a nimble, remote-friendly organization able to attract best-in-class talent that we source nationwide to service this demand across the country who are committed to operational excellence and superior service. We originate business on the paper of AmFam through BSUI writing policies issued by AmFam under the name of AmFam and reinsure 100% of the insurance business we originate to Bowhead Insurance Company, Inc., our wholly-owned insurance company subsidiary (“BICI”). Our partnership with AmFam has enabled us to grow quickly but prudently, deploying capital and adding employees when business and growth are justified.
Components of Our Results of Operations
Gross written premiums
Gross written premiums are the amounts received, or to be received, for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by new business submissions, binding of new business submissions into policies, renewals of existing policies and average size and premium rate of bound policies.
Ceded written premiums
Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease retention levels and policy limits.
Net written premiums
Net written premiums are gross written premiums less ceded written premiums.
Net earned premiums
Net earned premiums represent the earned portion of our net written premiums. Our insurance policies generally have a term of one year but occasionally could be as long as seven years, and premiums are earned pro rata over the term of the policy.

Net losses and loss adjustment expenses
Net losses and loss adjustment expenses represent the costs incurred for insured losses, which include losses under a claims made or occurrence policy, paid or unpaid, expenses for settling claims, such as attorneys’ fees, investigation, appraisal, adjustment, defense costs and a portion of operating expenses allocated to claim resolution, net of any losses ceded to reinsurers. Net losses and loss adjustment expenses also include a provision for claims that have occurred but have not yet been reported to the insurer. These expenses are a function of the amount and type of insurance contracts the Company writes and the loss experience associated with the underlying coverage. In general, our net losses and loss adjustment expenses are affected by:
•the occurrence, frequency and severity of claims associated with the particular types of insurance contracts that we write;
•the mix of business written by us;
•changes in the legal or regulatory environment related to the business we write;
•trends in legal defense costs;
•inflation in the cost of claims, including inflation related to wages, medical costs, and building materials, as well as inflation related to the increase in the severity of claims above general economic inflation (i.e., social inflation); and
•the reinsurance agreements we have in place at the time of a loss.
Net losses and loss adjustment expenses are based on actual losses and expenses, as well as an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Net losses and loss adjustment expenses may be paid out over a period of years.
Net acquisition costs
Net acquisition costs are principally comprised of commissions we pay to our brokers, a ceding fee we pay to AmFam on net premiums assumed and premium-related taxes, which are net of ceding commissions we receive on business ceded through our reinsurance agreements. Net acquisition costs are deferred and amortized ratably over the terms of the related agreements.
Operating expenses
Operating expenses represent the general and administrative expenses of our operations including employee compensation and benefits, technology costs, office rent and professional service fees such as legal, accounting and actuarial services.
Net investment income
We earn interest income on our portfolio of invested assets, which are comprised of fixed maturity securities, cash and cash equivalents, and short-term investments.
Net realized investment gains
Net realized investment gains are a function of the difference between the amortized cost of securities sold and the proceeds received by the Company upon the sale of a security. Unrealized investment gains (losses) on fixed maturity securities are recorded within accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.
Other insurance-related income
Other insurance-related income represents revenue we receive for providing insurance-related services.

Non-operating expenses
Non-operating expenses represent expenses related to various transactions that we consider to be unique and non-recurring in nature, including expenses related to our initial public offering.
Warrant expense
Warrant expense represents compensation cost for warrants issued to AmFam for the right to purchase shares of the Company’s common stock.
Credit facility interest expenses and fees
Credit facility interest expenses and fees represent certain costs associated with the Credit Agreement (as defined below), which provides for a senior secured revolving credit facility.
Foreign exchange (gains) losses
Foreign exchange (gains) losses represent the remeasurement of a non-U.S. dollar operating expense to U.S. dollars due to the fluctuations in the exchange rate. The change in the liability due to the fluctuations in the exchange rate are included within the Condensed Consolidated Statements of Income and Comprehensive Income at the end of each period.
Income tax expense
Currently, income tax expense primarily relates to federal income taxes. The amount of income tax expense or benefit recorded in future periods will depend on the jurisdictions in which we operate and the tax laws and regulations in effect.
Key Operating and Financial Metrics
We discuss certain key metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.
Underwriting income is a non-GAAP financial measure defined as income before income taxes excluding the impact of net investment income, net realized investment gains, other insurance-related income, non-operating expenses, warrant expense, credit facility interest expenses and fees, foreign exchange (gains) losses, and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income to income before income taxes, which is the most directly comparable financial metric prepared in accordance with generally accepted accounting principals in the United States (“U.S. GAAP”).
Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of net realized investment gains, non-operating expenses, foreign exchange (gains) losses, and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted net income to net income, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
Adjusted return on equity is a non-GAAP financial measure defined as adjusted net income as a percentage of average beginning and ending stockholders’ equity. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted return on equity to return on equity, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
Diluted adjusted earnings per share is a non-GAAP financial measure defined as adjusted net income divided by the weighted average common shares outstanding for the period, reflecting the dilution that may occur if equity based awards are converted into common stock equivalents as calculated using the treasury stock method. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of diluted adjusted earnings per share to diluted earnings per share, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.

Loss ratio, expressed as a percentage, is the ratio of net losses and loss adjustment expenses to net earned premiums.
Expense ratio, expressed as a percentage, is the ratio of net acquisition costs and operating expenses to net earned premiums.
Combined ratio, expressed as a percentage, is the sum of loss ratio and expense ratio.
Return on equity is net income as a percentage of average beginning and ending mezzanine equity and stockholders’ equity.

Results of Operations
Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023
The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$175,539	$116,742	$58,797	50.4%
Ceded written premiums	(63,486)	(40,310)	(23,176)	57.5%
Net written premiums	$112,053	$76,432	$35,621	46.6%

Revenues
Net earned premiums	$90,087	$61,374	$28,713	46.8%
Net investment income	8,777	4,048	4,729	116.8%
Net realized investment gains	2	—	2	NM
Other insurance-related income	32	31	1	4.8%
Total revenues	98,898	65,453	33,445	51.1%

Expenses
Net losses and loss adjustment expenses	59,018	37,409	21,609	57.8%
Net acquisition costs	7,582	4,960	2,622	52.9%
Operating expenses	22,855	14,616	8,239	56.4%
Non-operating expenses	1,481	—	1,481	NM
Warrant expense	332	—	332	NM
Credit facility interest expenses and fees	224	—	224	NM
Foreign exchange (gains) losses	(4)	8	(12)	(148.5)%
Total expenses	91,488	56,993	34,495	60.5%

Income before income taxes	7,410	8,460	(1,050)	(12.4)%
Income tax expense	(1,877)	(1,905)	28	(1.5)%
Net income	$5,533	$6,555	$(1,022)	(15.6)%

Key Operating and Financial Metrics:
Underwriting income(1)	$2,128	$4,389	$(2,261)	(51.5)%
Adjusted net income(1)	7,880	6,561	1,319	20.1%
Loss ratio	65.5%	61.0%
Expense ratio	33.8%	31.9%
Combined ratio	99.3%	92.8%
Return on equity(2)	8.2%	22.2%
Adjusted return on equity(1)(2)	11.7%	22.2%
Diluted earnings per share	$0.20	$0.27
Diluted adjusted earnings per share(1)	$0.28	$0.27
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the three months ended June 30, 2024 and 2023, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the three months ended June 30, 2024 and 2023:

	Three Months ended June 30,
	2024	% of Total	2023	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$114,233	65.1%	$63,890	54.7%	$50,343	78.8%
Professional Liability	44,397	25.3%	41,302	35.4%	3,095	7.5%
Healthcare	16,909	9.6%	11,550	9.9%	5,359	46.4%
Gross written premiums	$175,539	100.0%	$116,742	100.0%	$58,797	50.4%
Gross written premiums increased $58.8 million, or 50.4%, to $175.5 million for the three months ended June 30, 2024 from $116.7 million for the three months ended June 30, 2023. The increase in gross written premiums was driven by new business, renewals and continued growth in our platform across all three divisions. For the three months ended June 30, 2024 and June 30, 2023, E&S business made up 75.8% and 78.0% of gross written premiums, respectively, while admitted business made up 24.2% and 22.0%, respectively. The 2.2 point decrease in the proportion of E&S business written was driven by the Casualty division, where an admitted product was required on specialty business written.
Net written premiums increased $35.6 million, or 46.6%, to $112.1 million for the three months ended June 30, 2024 from $76.4 million for the three months ended June 30, 2023. The increase in net written premiums was primarily due to the growth in gross written premiums for the three months ended June 30, 2024, partially offset by the increase in ceded written premium primarily due to the volume of written premiums subject to the ceded quota share reinsurance treaties within our Casualty underwriting division.
Net earned premiums increased $28.7 million, or 46.8%, to $90.1 million for the three months ended June 30, 2024 from $61.4 million for the three months ended June 30, 2023. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.
Loss ratio
Our loss ratio was 65.5% for the three months ended June 30, 2024 compared to 61.0% for the three months ended June 30, 2023, or an increase of 4.5 points. In the fourth quarter of 2023, we utilized updated current accident year loss ratios reflecting higher industry loss ratios for Casualty, which was carried into our current quarter loss ratios. As Casualty comprised 85.6% of the $58.8 million increase in gross written premiums for the three months ended June 30, 2024 compared to June 30, 2023 and comprised 65.1% of the Company’s gross written premiums compared to 54.7% in the three months ended June 30, 2023, the increase in our loss ratio is primarily driven by the increase in the proportion of business associated with the higher industry loss ratio for Casualty.
The following table summarizes the components of our loss ratio for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$59,018	65.5%	$37,148	60.5%
Prior accident year reserve development	—	—%	261	0.4%
Total	$59,018	65.5%	$37,409	61.0%

Expense ratio
Our expense ratio was 33.8% for the three months ended June 30, 2024 compared to 31.9% for the three months ended June 30, 2023, an increase of 1.9 points.
The following table summarizes the components of the expense ratio for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
	Expenses	% of Net Earned Premium	Expenses	% of Net Earned Premium
	($ in thousands, except percentages)
Net acquisition costs	$7,582	8.4%	$4,960	8.1%
Operating expenses	22,855	25.4%	14,616	23.8%
Total expense ratio	$30,437	33.8%	$19,576	31.9%
The increase in the expense ratio for the three months ended June 30, 2024 was primarily driven by our continued investment in the business, a $1.3 million acceleration of remaining stock-based compensation costs associated with Class P Interests issued by our majority shareholder to certain members of management prior to our IPO (“Class P interests”) through operating expenses (see Note 9 within the condensed consolidated financial statements for additional information on the Company’s stock-based compensation), and to a lesser extent the increase in acquisition ratio related to the increase in the proportion of Casualty business written within the quarter.
Gross acquisition costs as a percentage of gross earned premiums was 15.7% for the three months ended June 30, 2024 compared to 15.1% for the three months ended June 30, 2023, and ceded earned commissions as a percentage of ceded earned premium was 29.0% for the three months ended June 30, 2024 compared to 29.6% for the three months ended June 30, 2023.
Combined ratio
The combined ratio was 99.3% for the three months ended June 30, 2024, compared to 92.8% for the three months ended June 30, 2023. The 6.5 point increase was due to the 4.5 point increase in the loss ratio and the 1.9 point increase in the expense ratio.
Return on equity(1)
Return on equity was 8.2% for the three months ended June 30, 2024, compared to 22.2% for the three months ended June 30, 2023. The 14.0 point decrease was driven by the $213.2 million increase in stockholders’ equity and a $3.0 million reduction in after tax net income as a result of our initial public offering (“IPO”). Costs incurred as a result of the IPO included non-deferrable and non-recurring costs directly attributable to the IPO, which are disclosed as non-operating expenses within the Consolidated Statements of Income and Comprehensive Income, and additional expenses that were incurred as a result of IPO, which included the acceleration of remaining stock-based compensation costs associated with the Class P interests, expenses associated with the issuances of restricted stock units (“RSUs”), performance share units (“PSUs”) and warrants, and deferred financing costs associated with the establishment of our Facility. The increase in stockholders’ equity from June 30, 2023 was driven by net proceeds from the IPO, capital contributions from Bowhead Insurance Holdings LP, our sole shareholder prior to the IPO (“BIHL”), and net income.
Investing results
Net investment income increased $4.7 million to $8.8 million for the three months ended June 30, 2024 from $4.0 million for the three months ended June 30, 2023. The increase in net investment income is primarily due to a higher average balance of investments during the three months ended June 30, 2024 and higher yields on invested assets.

__________________
(1)     For the three months ended June 30, 2024 and 2023, net income is annualized to arrive at return on equity.

Income tax expense
Income tax expense was $1.9 million for the three months ended June 30, 2024, compared to $1.9 million for the three months ended June 30, 2023. Our effective tax rate was 25.3% for the three months ended June 30, 2024, compared to 22.5% for the three months ended June 30, 2023. The effective tax rate may vary slightly from the statutory tax rate due to state taxes and certain tax adjustments for permanent differences.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$313,971	$212,448	$101,523	47.8%
Ceded written premiums	(111,066)	(72,059)	(39,007)	54.1%
Net written premiums	$202,905	$140,389	$62,516	44.5%

Revenues
Net earned premiums	$173,067	$117,036	$56,031	47.9%
Net investment income	16,437	7,401	9,036	122.1%
Net realized investment gains	2	—	2	NM
Other insurance-related income	63	63	—	0.8%
Total revenues	189,569	124,500	65,069	52.3%

Expenses
Net losses and loss adjustment expenses	113,338	70,868	42,470	59.9%
Net acquisition costs	14,104	9,531	4,573	48.0%
Operating expenses	43,377	29,080	14,297	49.2%
Non-operating expenses	1,698	—	1,698	NM
Warrant expense	332	—	332	NM
Credit facility interest expenses and fees	224	—	224	NM
Foreign exchange (gains) losses	30	(19)	49	(256.9)%
Total expenses	173,103	109,460	63,643	58.1%

Income before income taxes	16,466	15,040	1,426	9.5%
Income tax expense	(3,921)	(3,485)	(436)	12.5%
Net income	$12,545	$11,555	$990	8.6%

Key Operating and Financial Metrics:
Underwriting income(1)	$4,981	$7,557	$(2,576)	(34.1)%
Adjusted net income(1)	16,068	11,540	4,528	39.2%
Loss ratio	65.5%	60.6%
Expense ratio	33.2%	32.9%
Combined ratio	98.7%	93.5%
Return on equity(2)	9.4%	22.0%
Adjusted return on equity(1)(2)	12.1%	22.0%
Diluted earnings per share	$0.48	$0.48
Diluted adjusted earnings per share(1)	$0.62	$0.48
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the six months ended June 30, 2024 and 2023, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	% of Total	2023	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$205,730	65.5%	$118,597	55.8%	$87,133	73.5%
Professional Liability	69,679	22.2%	62,302	29.3%	7,377	11.8%
Healthcare	38,562	12.3%	31,549	14.9%	7,013	22.2%
Gross written premiums	$313,971	100.0%	$212,448	100.0%	$101,523	47.8%
Gross written premiums increased $101.5 million, or 47.8%, to $314.0 million for the six months ended June 30, 2024 from $212.4 million for the six months ended June 30, 2023. The increase in gross written premiums was driven by new business, renewals and continued growth in our platform across all three divisions. For the six months ended June 30, 2024 and June 30, 2023, E&S business made up 75.5% and 79.4% of gross written premiums, respectively, while admitted business made up 24.5% and 20.6%, respectively. The 3.9 point decrease in the proportion of E&S business written was driven by the Casualty division, where an admitted product was required on specialty business written.
Net written premiums increased $62.5 million, or 44.5%, to $202.9 million for the six months ended June 30, 2024 from $140.4 million for the six months ended June 30, 2023. The increase in net written premiums was primarily due to the growth in gross written premiums for the six months ended June 30, 2024, partially offset by the increase in ceded written premium primarily due to the volume of written premiums subject to the ceded quota share reinsurance treaties within our Casualty underwriting division.
Net earned premiums increased $56.0 million, or 47.9%, to $173.1 million for the six months ended June 30, 2024 from $117.0 million for the six months ended June 30, 2023. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.
Loss ratio
Our loss ratio was 65.5% for the six months ended June 30, 2024 compared to 60.6% for the six months ended June 30, 2023, or an increase of 4.9 points. In the fourth quarter of 2023, we utilized updated current accident year loss ratios reflecting higher industry loss ratios for Casualty, which was carried into our year to date loss ratios. As Casualty comprised 85.8% of the $101.5 million increase in gross written premiums for the six months ended June 30, 2024 compared to June 30, 2023 and comprised 65.5% of the Company’s gross written premiums compared to 55.8% in the six months ended June 30, 2023, the increase in our loss ratio is primarily driven by the increase in the proportion of business associated with the higher industry loss ratio for Casualty.
The following table summarizes the components of our loss ratio for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$113,338	65.5%	$70,411	60.2%
Prior accident year reserve development	—	—%	457	0.4%
Total	$113,338	65.5%	$70,868	60.6%

Expense ratio
Our expense ratio was 33.2% for the six months ended June 30, 2024 compared to 32.9% for the six months ended June 30, 2023, an increase of 0.3 points.
The following table summarizes the components of the expense ratio for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Expenses	% of Net Earned Premium	Expenses	% of Net Earned Premium
	($ in thousands, except percentages)
Net acquisition costs	$14,104	8.1%	$9,531	8.1%
Operating expenses	43,377	25.1%	29,080	24.8%
Total expense ratio	$57,481	33.2%	$38,611	32.9%
The increase in the expense ratio for the six months ended June 30, 2024 was primarily driven by our continued investment in the business and the $1.3 million acceleration of remaining stock-based compensation costs associated with Class P interests through operating expenses (see Note 9 within the condensed consolidated financial statements for additional information on the Company’s stock-based compensation). Excluding this one-time non-cash expense, our expense ratio for the six months ended June 30, 2024 was 32.4%.
Gross acquisition costs as a percentage of gross earned premiums was 15.5% for the six months ended June 30, 2024 compared to 15.1% for the six months ended June 30, 2023, and ceded earned commissions as a percentage of ceded earned premium was 29.0% for the six months ended June 30, 2024 compared to 29.7% for the six months ended June 30, 2023.
Combined ratio
The combined ratio was 98.7% for the six months ended June 30, 2024, compared to 93.5% for the six months ended June 30, 2023. The 5.2 point increase was due to the 4.9 point increase in the loss ratio and the 0.3 point increase in the expense ratio.
Return on equity(1)
Return on equity was 9.4% for the six months ended June 30, 2024, compared to 22.0% for the six months ended June 30, 2023. The 12.6 point decrease was driven by the $147.8 million increase in stockholders’ equity and a $3.2 million reduction in after tax net income as a result of the IPO. Costs incurred as a result of the IPO included non-deferrable and non-recurring costs directly attributable to the IPO, which are disclosed as non-operating expenses within the Consolidated Statements of Income and Comprehensive Income, and additional expenses that were incurred as a result of IPO, which included the acceleration of remaining stock-based compensation costs associated with the Class P interests, expenses associated with the issuances of RSUs, PSUs and warrants, and deferred financing costs associated with the establishment of our Facility. The increase in stockholders’ equity from December 31, 2023 was driven by net proceeds from the IPO, net income and capital contributions from BIHL.

__________________
(1)     For the six months ended June 30, 2024 and 2023, net income is annualized to arrive at return on equity.

Investing results
Net investment income increased $9.0 million to $16.4 million for the six months ended June 30, 2024 from $7.4 million for the six months ended June 30, 2023. The increase in net investment income is primarily due to a higher average balance of investments during the six months ended June 30, 2024 and higher yields on invested assets.
Income tax expense
Income tax expense was $3.9 million for the six months ended June 30, 2024, compared to $3.5 million for the six months ended June 30, 2023. Our effective tax rate was 23.8% for the six months ended June 30, 2024, compared to 23.2% for the six months ended June 30, 2023. The effective tax rate may vary slightly from the statutory tax rate due to state taxes and certain tax adjustments for permanent differences.

Reconciliation of Non-GAAP Financial Measures
Underwriting income
We define underwriting income as income before income taxes excluding the impact of net investment income, net realized investment gains, other insurance-related income, non-operating expenses, warrant expense, credit facility interest expenses and fees, foreign exchange (gains) losses, and certain strategic initiatives. Underwriting income represents the pre-tax profitability of the Company's underwriting operations and allows us to evaluate our underwriting performance without regard to net investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for income before income taxes calculated in accordance with U.S. GAAP, and other companies may define underwriting income differently.
Underwriting income for the three months ended June 30, 2024 and 2023 reconciles to income before income taxes as follows:

	Three Months Ended June 30,
	2024	2023
	($ in thousands)
Income before income taxes	$7,410	$8,460
Adjustments:
Net investment income	(8,777)	(4,048)
Net realized investment gains	(2)	—
Other insurance-related income	(32)	(31)
Non-operating expenses	1,481	—
Warrant expense	332	—
Credit facility interest expenses and fees	224	—
Foreign exchange (gains) losses	(4)	8
Strategic initiatives(1)	1,496	—
Underwriting income	$2,128	$4,389
__________________
(1)Strategic initiatives for the three months ended June 30, 2024 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division. See “Business— Our Strategy.”

Underwriting income for the six months ended June 30, 2024 and 2023 reconciles to income before income taxes as follows:

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
Income before income taxes	$16,466	$15,040
Adjustments:
Net investment income	(16,437)	(7,401)
Net realized investment gains	(2)	—
Other insurance-related income	(63)	(63)
Non-operating expenses	1,698	—
Warrant expense	332	—
Credit facility interest expenses and fees	224	—
Foreign exchange (gains) losses	30	(19)
Strategic initiatives(1)	2,733	—
Underwriting income	$4,981	$7,557
__________________
(1)Strategic initiatives for the six months ended June 30, 2024 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division. See “Business— Our Strategy.”

Adjusted net income
We define adjusted net income as net income excluding the impact of net realized investment gains, non-operating expenses, foreign exchange (gains) losses, and certain strategic initiatives. Adjusted net income excludes the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which we received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with U.S. GAAP, and other companies may define adjusted net income differently.
Adjusted net income for the three months ended June 30, 2024 and 2023 reconciles to net income as follows:

	Three Months Ended June 30,
	2024		2023
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$7,410	$5,533	$8,460	$6,555
Adjustments:
Net realized investment gains	(2)	(2)	—	—
Non-operating expenses	1,481	1,481	—	—
Foreign exchange (gains) losses	(4)	(4)	8	8
Strategic initiatives(1)	1,496	1,496	—	—
Tax impact	—	(624)	—	(2)
Adjusted net income	$10,381	$7,880	$8,468	$6,561

_________________
(1)Strategic initiatives for the three months ended June 30, 2024 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division. See “Business— Our Strategy.”
Adjusted net income for the six months ended June 30, 2024 and 2023 reconciles to net income as follows:

	Six Months Ended June 30,
	2024		2023
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$16,466	$12,545	$15,040	$11,555
Adjustments:
Net realized investment gains	(2)	(2)	—	—
Non-operating expenses	1,698	1,698	—	—
Foreign exchange (gains) losses	30	30	(19)	(19)
Strategic initiatives(1)	2,733	2,733	—	—
Tax impact	—	(936)	—	4
Adjusted net income	$20,925	$16,068	$15,021	$11,540
_________________
(1)Strategic initiatives for the six months ended June 30, 2024 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division. See “Business— Our Strategy.”
Adjusted return on equity
We define adjusted return on equity as adjusted net income as a percentage of average beginning and ending mezzanine equity and stockholders’ equity. We use adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted return on equity should not be viewed as a substitute for return on equity calculated in accordance with U.S. GAAP, and other companies may define adjusted return on equity differently.
Adjusted return on equity for the three months ended June 30, 2024 and 2023 reconciles to return on equity as follows:

	Three Months Ended June 30,
	2024	2023
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$31,519	$26,245
Denominator: Average mezzanine equity and stockholders' equity	270,551	118,144
Adjusted return on equity	11.7%	22.2%
_______________
(1)    For the three months ended June 30, 2024 and 2023, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Adjusted return on equity for the six months ended June 30, 2024 and 2023 reconciles to return on equity as follows:

	Six Months Ended June 30,
	2024	2023
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$32,135	$23,079
Denominator: Average mezzanine equity and stockholders' equity	265,971	105,008
Adjusted return on equity	12.1%	22.0%
_________________
(1)For the six months ended June 30, 2024 and 2023, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.
Diluted adjusted earnings per share
We define diluted adjusted earnings per share as adjusted net income divided by the weighted average common shares outstanding for the period, reflecting the dilution that may occur if equity based awards are converted into common stock equivalents as calculated using the treasury stock method. We use diluted adjusted earnings per share as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Diluted adjusted earnings per share should not be viewed as a substitute for diluted earnings per share calculated in accordance with U.S. GAAP, and other companies may define diluted adjusted earnings per shares differently
Diluted adjusted earnings per share for the three months ended June 30, 2024 and 2023 reconciles to diluted earnings per share as follows:

	Three Months Ended June 30,
	2024	2023
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$7,880	$6,561
Denominator: Diluted weighted average shares outstanding	27,771,108	24,000,000
Diluted adjusted earnings per share	$0.28	$0.27

Diluted adjusted earnings per share for the six months ended June 30, 2024 and 2023 reconciles to diluted earnings per share as follows:

	Six Months Ended June 30,
	2024	2023
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$16,068	$11,540
Denominator: Diluted weighted average shares outstanding	25,885,554	24,000,000
Diluted adjusted earnings per share	$0.62	$0.48

Liquidity and Capital Resources
Sources and Uses of Funds
BSHI is organized as a Delaware holding company with our operations primarily conducted by our wholly- owned insurance company subsidiary, BICI, domiciled in the State of Wisconsin, BSUI, our managing general agency, and Bowhead Underwriting Services, Inc., our wholly-owned services company subsidiary (“BUSI”).
BSHI may receive cash through (i) drawing on the Facility (as defined below) that we entered into on April 22, 2024, (ii) capital contributions or issuance of equity and debt securities, (iii) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (iv) dividends from our insurance company subsidiary. We also may use the proceeds from these sources to contribute funds to our insurance company subsidiary in order to support premium growth, pay dividends and taxes and for other business purposes.
We file a consolidated U.S. federal income tax return with our subsidiaries, and under our tax allocation agreement, each participant is charged or refunded taxes according to the amount that the participant would have paid or received had it filed on a separate return basis with the Internal Revenue Service.
Our insurance company subsidiary, BICI, is licensed and domiciled in the State of Wisconsin. Under Wisconsin law, BICI is required to maintain specified levels of statutory capital and surplus and is restricted by law as to the amount of dividends it can pay without the approval of regulatory authorities. BICI is restricted from paying dividends by the lesser of: (i) 10% of statutory capital and surplus as of the preceding December 31, or; (ii) the greater of: (A) statutory net income for the calendar year preceding the date of the dividend distribution, minus realized capital gains for that year, or (B) aggregate of net income for the three months preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. As of December 31, 2023, the maximum dividend that BICI could pay without the approval of regulatory authorities was $16.1 million. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
As of June 30, 2024, our holding company had $140.1 million in cash and investments. We believe we have sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for the next 12 months.
Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of June 30, 2024. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the days prior to the first or second anniversary of the effective date of the Facility.
As of June 30, 2024, we did not have any borrowings outstanding under the Facility.

Cash Flows
Our most significant source of cash is from premiums received, which, for most policies, we receive at the beginning of the coverage period, net of the related commission for the policies. Our most significant cash outflows include claims that arise when a policyholder incurs an insured loss. Because the payment of claims occurs after the receipt of the premium, often years later, we invest the cash in various investment securities that generally earn interest. We also use cash to pay ceded reinsurance premiums, net of ceding commissions received, and for payment of ongoing operating expenses, such as employee compensation and benefits, technology costs, office rent and professional service fees.
The timing of our cash flows from operating activities can vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant, and as a result their timing can influence cash flows from operating activities in any given period. We believe that cash receipts from premiums and proceeds from net investment income are sufficient to cover cash outflows in the foreseeable future.
Our cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
Net cash provided by operating activities	$113,416	$86,580
Net cash used in investing activities	(168,188)	(115,212)
Net cash provided by financing activities	133,822	31,000
Net change in cash, cash equivalents and restricted cash	$79,050	$2,368
The increase in cash provided by operating activities in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the growth in our business operations compared to the timing of claim payments and subsequent reinsurance recoveries, which occur later than cash collections on premiums.
For the six months ended June 30, 2024, net cash used in investing activities was $168.2 million due to growth in our business operations. For the six months ended June 30, 2024, funds from operations and net proceeds from the initial public offering were used to purchase fixed maturity securities and short-term investments of $219.8 million. During the six months ended June 30, 2024, we received proceeds of $57.0 million from sales of fixed maturity securities and short-term investments. Net cash used in investing activities also includes purchases of property and equipment of $1.6 million.
For the six months ended June 30, 2023, net cash used in investing activities was $115.2 million. For the six months ended June 30, 2023, funds from operations were used to purchase fixed maturity securities, and short-term investments of $161.0 million. During the six months ended June 30, 2023, we received proceeds of $12.8 million from sales of fixed maturity securities. Net cash used in investing activities also includes purchases of property and equipment of $1.8 million.
For the six months ended June 30, 2024, net cash provided by financing activities was $133.8 million and primarily reflected net proceeds from the initial public offering. For the six months ended June 30, 2023, net cash provided by financing activities was $31.0 million and reflected capital contributions from BIHL.

Reinsurance
We purchase various forms of reinsurance to manage loss exposures and safeguard our capital. Through reinsurance, we transfer certain exposures to a reinsurer, and in return the reinsurer receives a portion of the premium (less a ceding commission paid to us). We strategically use a combination of quota share and excess of loss reinsurance treaties to retain risk (and premium) we underwrite while providing balance sheet protection from larger losses.
A quota share reinsurance treaty is an agreement where reinsurers assume a percentage of the company’s losses in exchange for a negotiated percentage of premium. An excess of loss reinsurance treaty is an agreement where reinsurers agree to assume a portion of losses for a specific event in excess of a specified amount in return for a negotiated premium. Reinsurance needs are determined with principal input from our Chief Underwriting Officer based on a multitude of factors, including risk appetite, market conditions, loss history and reinsurance capacity.
We place reinsurance through our subsidiary, BICI, which reinsures 100% of the premium placed by BSUI under the AmFam Quota Share Agreement. In turn, BICI strategically transfers exposures to third-party reinsurers utilizing different structures depending on the line of business.
While we offer up to $15.0 million of limit on our insurance policies, we generally seek not to retain more than $5.0 million of risk per policy and seek to utilize reinsurance to achieve that objective. At each renewal, we consider various factors when determining our reinsurance coverage, including (i) plans to change the underlying insurance coverage we offer, (ii) trends in loss activity, (iii) the level of our capital and surplus, (iv) changes in our risk appetite and (v) the cost, terms and availability of reinsurance coverage.
Currently, all of our lines of business (except our Cyber line of business within our Professional Liability division) use a quota share reinsurance treaty where 25.0% of the exposure is ceded to reinsurers. Additionally, all of our lines of business (except Cyber) use an excess of loss reinsurance treaty ceding 60.1% of losses in excess of $5.0 million up to $15.0 million to our reinsurers. Cyber, as a specialized line of business, is placed under a separate quota share structure under which we currently cede 64.0% of the exposure to reinsurers. The only reinsurance covering our Cyber line of business is pursuant to this Cyber-specific quota share reinsurance agreement. Our Cyber line of business does not benefit from our excess of loss reinsurance program and there is no separate excess of loss reinsurance program for our Cyber line of business. In addition to the core treaties outlined above, we may also place additional reinsurance on specific risk classes, as we deem prudent. For example, on March 1, 2024, we placed a quota share treaty covering commercial auto exposure in excess of $1.0 million up to $5.0m within our Casualty book of business. Our reinsurance treaties are currently subject to caps which currently range from 250% to 350% of the subject matter ceded premium and should these caps be exceeded we would retain any losses in excess of those caps.
Our reinsurance treaties typically have a 12- or 18-month term. During each renewal cycle, we may change our coverage terms or the composition of our reinsurance panel. Currently, the quota share reinsurance treaty for Cyber generally renews on January 1, 2025 while the remainder of our reinsurance treaties renewed on May 1, 2024. Although exact cession percentages and specific coverage terms may vary at each treaty renewal, we intend to renew on similar terms as expiring to maintain our desired level of net risk appetite.

The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of June 30, 2024:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	29.7%
Endurance Assurance Corporation	A+	24.0%
Markel Global Reinsurance Company	A	22.7%
Ascot Bermuda Limited	A	9.1%
Partner Reinsurance Company of the U.S.	A+	6.1%
All other reinsurers	At least A	8.4%
Total		100.0%
Contractual Obligations and Commitments
We have entered into software service agreements that have purchase obligations depending on the amount of premiums written. The fixed and determinable portion of these purchase obligations were approximately $0.5 million due in 2024 and $1.8 million due for the years 2025 - 2028 at June 30, 2024. The obligations will increase depending on the amount of premium written by the Company over the respective years.
We have entered into two office lease agreements for our New York and Chicago offices, and a sublease agreement for an additional office for New York. These are all classified as operating leases. These leases expire in August 2024, May 2025, and December 2027 respectively. The lease for our Chicago office contains an option to extend the length of the lease term. We are not reasonably certain that we will exercise the option to extend these leases. As of June 30, 2024, the discounted operating lease liabilities were $4.2 million.
Financial Condition
Mezzanine equity and stockholders’ equity
As of June 30, 2024, total mezzanine equity and stockholders’ equity was $339.9 million compared to $192.1 million as of December 31, 2023. The increase in total mezzanine equity and stockholders’ equity as of June 30, 2024 compared to December 31, 2023 was primarily due to net proceeds received from the initial public offering, net income generated during the period, and capital contributions from BIHL, which include net activity related to stock-based compensation plans.
Dividend declarations
We did not declare any dividends during the three or six months ended June 30, 2024 and the year ended December 31, 2023.
Investment portfolio
We seek to maintain a diversified portfolio of instruments that prioritize invested capital preservation, with a secondary focus on generating predictable and stable returns. Our investment portfolio is tailored to align with the characteristics of the underlying insurance liabilities. Our asset allocation strategy focuses on high-quality fixed income instruments, with no appetite for equity or alternative investment risk. One of the primary features of our asset allocation is maintaining sufficient readily available funds to pay claims and expenses. Consequently, the bulk of our reserves are invested in securities that can be expected to maintain a close relationship between market and statement values, under most conditions. Our portfolio therefore consists entirely of cash, cash equivalents, short-term investments and investment-grade fixed income securities.
We actively manage and monitor our investment risk to balance the goals of stable growth and liquidity with our need to comply with the insurance regulatory frameworks within which we operate as well as the capital framework agreements with AmFam. Our board of directors reviews and approves our investment policy and strategy on a regular basis.

As of June 30, 2024, the majority of our investment portfolio, or $706.2 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains (losses) recognized in accumulated other comprehensive loss within our Condensed Consolidated Balance Sheets. Also included in our investment portfolio were $12.7 million of short-term investments. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 1.8 years and an average rating of “AA+” at June 30, 2024. Our fixed income investment portfolio had a book yield of 4.7% and a market yield of 5.5% as of June 30, 2024, compared to 4.3% and 5.2%, respectively, as of December 31, 2023.
As of June 30, 2024 and December 31, 2023, the amortized cost and estimated fair value of our fixed maturity, and short-term investments were as follows:

As of June 30, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$298,225	$297,780	41.4%
State and municipal	56,978	51,506	7.2%
Commercial mortgage-backed securities	41,970	40,906	5.7%
Residential mortgage-backed securities	148,670	143,860	20.0%
Asset-backed securities	54,650	53,892	7.5%
Corporate	121,289	118,255	16.4%
Total fixed maturity securities	$721,782	$706,199	98.2%
Short-term investments	12,711	12,712	1.8%
Total investments	$734,493	$718,911	100.0%

As of December 31, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$252,294	$252,541	44.8%
State and municipal	55,984	50,720	9.0%
Commercial mortgage-backed securities	26,573	25,436	4.5%
Residential mortgage-backed securities	79,032	74,702	13.3%
Asset-backed securities	42,964	42,033	7.5%
Corporate	112,166	109,192	19.4%
Total fixed maturity securities	$569,013	$554,624	98.4%
Short-term investments	8,830	8,824	1.6%
Total investments	$577,843	$563,448	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of June 30, 2024 and December 31, 2023:

As of June 30, 2024	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$135,362	19.2%
AA	433,829	61.4%
A	93,103	13.2%
BBB	43,905	6.2%
Total	$706,199	100.0%

As of December 31, 2023	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$101,648	18.3%
AA	338,369	61.0%
A	76,849	13.9%
BBB	37,758	6.8%
Total	$554,624	100.0%
The amortized cost and estimated fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2024 and as of December 31, 2023, were as follows:

As of June 30, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$191,050	$190,739	27.0%
Due after one year through five years	221,169	217,001	30.7%
Due after five years through ten years	46,896	44,858	6.4%
Due after ten years	17,377	14,943	2.1%
	476,492	467,541	66.2%
Commercial mortgage-backed securities	41,970	40,906	5.8%
Residential mortgage-backed securities	148,670	143,860	20.4%
Asset-backed securities	54,650	53,892	7.6%
Total	$721,782	$706,199	100.0%

As of December 31, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$254,656	$254,443	45.9%
Due after one year through five years	122,274	118,585	21.4%
Due after five years through ten years	27,145	25,265	4.6%
Due after ten years	16,369	14,160	2.6%
	420,444	412,453	74.4%
Commercial mortgage-backed securities	26,573	25,436	4.6%
Residential mortgage-backed securities	79,032	74,702	13.5%
Asset-backed securities	42,964	42,033	7.6%
Total	$569,013	$554,624	100.0%
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted Assets
We are required to maintain assets in trust accounts to support the obligations of the AmFam Quota Share Agreement. The assets held in trust include fixed maturity securities, short-term investments and restricted cash and cash equivalents, as collateral for transactions with AmFam. The Company is entitled to interest income earned on these restricted assets, which is included in net investment income in the Condensed Consolidated Statements of Income and Comprehensive Income.
The fair value of our restricted assets were as follows:

As of	June 30, 2024	December 31, 2023
	($ in thousands)
Restricted investments	$447,362	$284,822
Restricted cash and cash equivalents	18,494	1,698
Total restricted assets	$465,856	$286,520

Critical Accounting Policies and Estimates
We identified the following accounting estimates as critical to the understanding of our financial position and results of operations:
•reserves for losses and loss adjustment expenses;
•reinsurance recoverable;
•fair value measurements of financial assets and liabilities; and
•deferred income tax.

Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our critical accounting policies and estimates, see Note 1, “Nature of Operations and Significant Accounting Policies,” to our condensed consolidated financial statements.
Reserves for Losses and Loss Adjustment Expenses
Reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount our reserves for losses to reflect estimated present value. We estimate the reserves using individual case-basis valuations of reported claims and statistical analyses and various actuarial procedures. Those estimates are based on our historical information, industry and peer group information and our estimates of future trends in variable factors such as loss severity, loss frequency and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and loss adjustment expenses may vary significantly from the estimate included in our financial statements.
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and incurred but not reported liabilities (“IBNR”).
Case reserves are established for individual claims that have been reported to us. We are notified of losses by our insureds, their agents or our brokers. Based on the information provided, we establish case reserves by estimating the ultimate losses from the claim, including defense costs associated with the ultimate settlement of the claim. Our claims department personnel use their knowledge of the specific claim along with advice from internal and external experts, including underwriters and legal counsel, to estimate the expected ultimate losses.
With the assistance of an independent actuarial firm, we estimate the cost of losses and loss adjustment expenses related to IBNR based on an analysis of several commonly accepted actuarial loss projection methodologies. The IBNR that we book represents management’s best estimate.
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$40,076	6.8%	$31,654	8.0%
IBNR	547,829	93.2%	366,221	92.0%
Total reserves	$587,905	100.0%	$397,875	100.0%

	As of December 31, 2023
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$22,616	5.2%	$18,063	6.1%
IBNR	408,570	94.8%	276,849	93.9%
Total reserves	$431,186	100.0%	$294,912	100.0%

The process of estimating the reserves for losses and loss adjustment expenses requires a high degree of judgment and is subject to several variables. In establishing the quarterly actuarial recommendation for the reserves for losses and loss adjustment expenses, consideration is given to several actuarial methods. A first step is to select an initial expected ultimate loss and allocated loss adjustment expense (“ALAE”) ratio for each reserving segment. This is done with assistance from our actuarial consultants. Consideration is given to input from our underwriting and claims departments, internal pricing data and industry benchmarks provided by our actuarial consultants. The actuarial methods utilize, to varying degrees, the initial expected loss ratio, analysis of industry and internal claims reporting and payment patterns, paid and reported experience, industry loss experience and changes in market conditions, policy forms, exclusions and exposures. The actuarial methods used to estimate loss and loss adjustment expense reserves are:
•Reported and/or Paid Loss Development Methods — Ultimate losses are estimated based on historical or industry loss reporting (or payout) patterns applied to current reported (or paid) loss and ALAE. Reported losses are the sum of paid and case losses. Industry development patterns are substituted for historical development patterns when sufficient historical data is not available.
•Reported and/or Paid Bornhuetter-Ferguson Method — Ultimate losses are estimated as the sum of cumulative reported (or paid) losses and estimated IBNR (or unpaid) losses. IBNR (or unpaid) losses are estimated based on historical or industry reporting (or payout) development patterns and the initial expected ultimate loss and ALAE ratio.
Since our loss experience is less mature, we are primarily relying on a weighting between the initial expected loss and ALAE ratio and the indications resulting from the Reported Bornhuetter-Ferguson Method.
Our reserves are driven by several important factors, including litigation and regulatory trends, legislative activity, climate change, social and economic patterns, and claims inflation assumptions. Our reserve estimates reflect current inflation in legal claims’ settlements and assume we will not be subject to losses from significant new legal liability theories. Our reserve estimates assume that there will not be significant changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business, but no assurance can be given that our attempt to quantify such inputs will be accurate or successful.
Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions. Specifically, our actual ultimate loss ratio could differ from our initial expected loss ratio or our actual reporting and payment patterns could differ from our expected reporting and payment patterns, which are based on our own data and industry data. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our financial statements. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in the results of current operations.

The table below quantifies the impact of potential reserve deviations from our carried reserve as of June 30, 2024 and December 31, 2023. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses for the three underwriting divisions. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact as of June 30, 2024
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$222,464	$239,149	$(16,685)	$(13,181)	$205,779	$16,685	$13,181
Professional Liability	109,694	117,921	(8,227)	(6,499)	101,467	8,227	6,499
Healthcare	65,717	70,646	(4,929)	(3,894)	60,788	4,929	3,894
_______________
(1)As of June 30, 2024, the effective tax rate was consistent with the U.S. corporate income tax rate of 21% which is used to estimate the potential impact to mezzanine equity and stockholders’ equity.

	Potential Impact as of December 31, 2023
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$160,708	$172,761	$(12,053)	$(9,522)	$148,655	$12,053	$9,522
Professional Liability	85,739	92,169	(6,430)	(5,080)	79,309	6,430	5,080
Healthcare	48,466	52,101	(3,635)	(2,872)	44,831	3,635	2,872
_______________
(1)In 2023, the effective tax rate was consistent with the U.S. corporate income tax rate of 21% which is used to estimate the potential impact to mezzanine equity and stockholders’ equity.
The amount by which estimated losses differ from those originally reported for a period is known as “development.” Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed.
Reinsurance recoverables
We enter into reinsurance contracts to limit our exposure to potential large losses. Our reinsurance is primarily contracted under quota-share reinsurance treaties and excess of loss treaties. In quota-share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In excess of loss reinsurance, the reinsurer agrees to assume all or a portion of the ceding company's losses, in excess of a specified amount. In excess of loss reinsurance, the premium payable to the reinsurer is negotiated by the parties based on their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.
The recognition of reinsurance recoverables requires two key estimates as follows:
•The first estimate is the amount of loss reserves to be ceded to our reinsurers. This amount consists of our case reserves and IBNR. See “Reserves for Losses and Loss Adjustment Expenses” under “Critical Accounting Policies and Estimates” above and Note 1, “Nature of Operations and Significant Accounting Policies” in our condensed consolidated financial statements for further discussion.

•The second estimate is the amount of the reinsurance recoverable balance we believe will ultimately not be collected from reinsurers. We are selective in choosing reinsurers, buying reinsurance from reinsurers with an A.M. Best rating of “A” (Excellent) or better. The amount we ultimately collect may differ from our estimate due to the ability and willingness of reinsurers to pay claims, which may be negatively impacted by factors such as insolvency, contractual disputes over contract language or coverage and/or other reasons. In addition, economic conditions and/or operational performance of a particular reinsurer may deteriorate, and this could also affect the ability and willingness of a reinsurer to meet their contractual obligations
As of June 30, 2024, we believe 100% of our recoverables are collectible and, therefore, the total provision for current expected credit losses recorded against recoverables is not material.
Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on a fair value hierarchy that prioritizes the use of observable inputs over the use of unobservable inputs and requires the use of observable inputs when available. The Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, as follows:
▪Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
▪Level 2: Significant other observable inputs other than Level 1 inputs, such as quoted prices in active markets for similar assets or liabilities, quoted prices in inactive markets for identical assets or liabilities, or other inputs that are directly or indirectly observable through market-corroborated inputs, such as interest rates, yield curves, prepayment speeds, default rates, or loss severities.
▪Level 3: Significant unobservable inputs used to measure fair value to the extent that relevant observable inputs are not available, and that reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the measurement date.
See Note 3, Fair Value Measurements, in our condensed consolidated financial statements for further discussion regarding our fair value disclosures.
Deferred income taxes
We record deferred income taxes as assets or liabilities on our balance sheet to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates in effect for the years in which such differences are expected to reverse. Our deferred tax assets result from temporary differences primarily attributable to unearned premium reserves, unrealized losses on investments and loss reserves. Our deferred tax liabilities result primarily from deferred policy acquisition costs. We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. See Note 12, “Income Taxes” in our condensed consolidated financial statements for further discussion regarding our deferred tax assets and liabilities.
Recent Accounting Pronouncements
Refer to Note 1, “Nature of Operations and Significant Accounting Policies,” in our unaudited condensed consolidated financial statements for further discussion regarding our recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in interest rates, equity prices, foreign currency exchange rates and commodity prices. The primary component of market risk affecting us is interest rate risk associated with our investments in fixed maturity securities. We do not have material exposure to equity prices, foreign currency exchange rate risk or commodity risk.
Interest Rate Risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct effect on the market valuation of our fixed maturity securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. Changes in interest rates will have an immediate effect on comprehensive loss and mezzanine equity and stockholders’ equity, but will not ordinarily have an immediate effect on net income. We manage this interest rate risk by investing in securities with varied maturity dates and by managing the duration of our investment portfolio in directional relation to the duration of our reserves.
We had fixed maturity securities, short-term investments and cash and cash equivalents with a fair value of $859.4 million as of June 30, 2024 and $567.3 million as of December 31, 2023 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities, short-term investments and cash and cash equivalents to selected hypothetical changes in interest rates as of June 30, 2024 and as of December 31, 2023.

	As of June 30, 2024			As of December 31, 2023
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands)
200 basis point increase	$828,669	$(30,768)	(3.6)%	$545,278	$(22,070)	(3.9)%
100 basis point increase	843,796	(15,642)	(1.8)%	556,058	(11,290)	(2.0)%
No change	859,437	—	—%	567,348	—	—%
100 basis point decrease	875,165	15,728	1.8%	578,978	11,631	2.1%
200 basis point decrease	890,291	30,854	3.6%	590,836	23,488	4.1%
Changes in interest rates will have an immediate effect on other comprehensive income and mezzanine equity and stockholders’ equity, but will not ordinarily have an immediate effect on net income. Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our investment policy is designed to primarily invest in debt instruments of high credit quality issuers and to manage the amount of credit exposure with limits on particular ratings categories, limits for any one issuer and limits for sectors and regions. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of June 30, 2024, our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “ AA+,” with approximately 93.8% rated “A” or better. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.
In addition, we are subject to credit risk as we cede a portion of our risks to reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. As of June 30, 2024, 100% of our reinsurance recoverables were either derived from reinsurers rated “A” (Excellent) by A.M. Best, or better.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this Quarterly Report on Form 10‑Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

PART II. - OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to routine legal proceedings in the normal course of operating our insurance business. We are not currently involved in any legal proceedings which reasonably could be expected to have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occur, our business, financial condition or results of operations may be materially adversely affected. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Some statements in this Quarterly Report on Form 10-Q, including statements in the following risk factors, constitute forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business and Industry
Our financial condition and results of operations could be materially adversely affected if we do not accurately assess our underwriting risk.
Our underwriting success depends on our ability to accurately assess the risks associated with the business we write and retain. We rely on the experience of our underwriting staff in assessing those risks. If we misunderstand the nature or extent of the risks, we may fail to establish appropriate premium rates or terms and conditions which could adversely affect our financial results. In addition, our employees, including members of management and underwriters, make decisions and choices in the ordinary course of business that involve exposing us to risk.
Competition for business in our industry is intense.
We face competition from other specialty insurance companies, standard insurance companies, managing general agencies (“MGAs”) and in some instances, decisions by potential insureds to self-insure if premiums are too high. Competition in the insurance industry is based on many factors, including price of coverage, general reputation and perceived financial strength of the company, relationships with distribution partners, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation and the experience and reputation of the members of our underwriting team in the particular lines of insurance we seek to underwrite. In recent years, the insurance industry has undergone some consolidation, which may further increase competition. The cost, capital and insurance synergies and combined underwriting leverage resulting from consolidation may mean a larger global insurer is able to compete more effectively and also may be more attractive than us to brokers and agents looking to place business. Larger insurers also may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. If such competitive pressures reduce rates or negatively affect terms and conditions considerably, we may reduce our future underwriting activities in those lines thus resulting in reduced premiums and a potential reduction in expected earnings. Competitors may also have a longer operating history and more market recognition than we do in certain lines of business.
A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. Additionally, the possibility of federal regulatory reform of the insurance industry could increase competition from standard carriers.
We may not be able to continue to compete successfully in the insurance markets. Increased competition in these markets could result in a change in the supply and demand for insurance and affect our ability to price our products at risk-adequate rates, retain existing business or underwrite new business on favorable terms. If increased competition limits our ability to transact business, our operating results could be adversely affected.
Inability to maintain our strategic relationship with AmFam would materially adversely affect our business.
As of June 30, 2024, AmFam effectively owns approximately a 18.9% indirect interest in us through its ownership interest in BIHL. We leverage AmFam’s legal entities, ratings and licenses through our managing general agency agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida and Midvale Indemnity Company (together the “AmFam Issuing Carriers”) and the Amended and Restated Quota Share Reinsurance Agreement with AmFam (the “AmFam Quota Share Agreement”). Through our MGA Agreements, BSUI underwrites premiums on behalf of the AmFam Issuing Carriers. Through the AmFam Quota Share Agreement, as of May 23, 2024, AmFam cedes 100.0% of this risk, along with the premiums to BICI and receives a ceding fee that is 2.0% on net premiums assumed. Separately, another AmFam subsidiary also negotiates reinsurance terms for its participation in our outward reinsurance program. Through our MGA Agreements, we also provide underwriting and claims handling services from BSUI to the AmFam Issuing Carriers. In essence, we originate business on the paper of AmFam through BSUI writing policies issued by AmFam under the name of AmFam and reinsure 100.0% of the insurance business we originate to BICI, since we do not currently have the ratings to write policies under our own name and on our own paper. As a result, we rely on our strategic partnership with AmFam and any inability to maintain our strategic relationship with AmFam would materially adversely affect our business. These contractual arrangements may terminate or be terminated under certain circumstances and there can be no assurance that this strategic relationship will continue in the future, including on the same or similar terms, and if not, that we would be able to find a suitable replacement or another strategic partnership on favorable terms if at all. In the event that the MGA Agreements were terminated and we were not able to find another carrier with similar financial strength ratings with which we could partner, our ability to write new and renewal business would be significantly impacted as the amount of business we could write directly on BICI paper without BICI having its own stand alone financial strength rating from A.M. Best would be de minimis. See also “—We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.”
A decline in AmFam’s financial strength rating or financial size category may adversely affect our financial condition and results of operations.
Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analyses of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation.
We do not currently have a standalone A.M. Best rating for BICI. However, our strategic partner, AmFam and the AmFam Issuing Carriers, have an “A” (Excellent) financial strength rating and a XV financial size category from A.M. Best as of December 31, 2023. A downgrade or withdrawal of AmFam’s financial strength rating or reduction in its financial size category could result in any of the following consequences, among others:
•causing current and future distribution partners and insureds to choose other competitors; or
•severely limiting or preventing the writing of new and renewal insurance contracts.
A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews AmFam’s financial strength rating and may revise it upward or downward at its discretion based primarily on its analyses of AmFam’s balance sheet strength, operating performance and business profile.
In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, increase the frequency and scope of their credit reviews, request additional information from the companies that they rate, or increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels.

We anticipate that we will continue to leverage our strategic relationship with AmFam for lines of business that require an “A” financial strength rating from A.M. Best and any downgrade or withdrawal of AmFam’s rating could have a material adverse effect on our business. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and is not an evaluation directed to investors and is not a recommendation to buy, sell or hold stock or any other securities an insurance group may issue.
Because our business depends on insurance retail agents, brokers and wholesalers, we are exposed to certain risks arising out of our reliance on these distribution channels that could adversely affect our results.
Substantially all of our products are ultimately distributed through independent retail agents and brokers who have the principal relationships with policyholders. Retail agents and brokers generally own the “renewal rights,” and thus our business model depends on our relationships with, and the success of, the retail agents and brokers with whom we do business. Further, we also depend on the relationships our wholesalers maintain with the agents and brokers from whom they source their business.
Our relationship with our retail agents, brokers and wholesalers may be discontinued at any time, subject to the terms of the respective producer agreements and applicable regulatory requirements. Even if the relationships do continue, they may not be on terms that are profitable for us. For example, as insurance distribution firms continue to consolidate, their ability to influence commission rates may increase as may the concentration of business we have with a particular broker. Consolidation of distributors may also increase the likelihood that distributors will try to renegotiate the terms of existing selling agreements to terms less favorable to us. Further, certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and remitted to us. In certain jurisdictions, when the insured pays its policy premiums to its broker for payment on behalf of our insurance company subsidiary, the premiums may be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from that broker. Consequently, we assume a degree of credit risk associated with the brokers with which we work. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the related premiums not being paid to us. Similarly, if we are limited in our ability to cancel policies for non-payment, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected. Also, if insurance distribution firm consolidation continues at its current pace or increases in the future, our sales channels could be materially affected in a number of ways, including loss of market access or market share in certain geographic areas. Specifically, we could be negatively affected due to loss of talent as the people most knowledgeable about our products and with whom we have developed strong working relationships exit the business following an acquisition or increases in our commission costs as larger distributors acquire more negotiating leverage over fees. Any such disruption that materially affects our sales channel could have a negative impact on our financial condition and results of operations.
We periodically review the agencies, brokers and wholesalers with whom we do business to identify those that do not meet our profitability standards, are not aligned with our business objectives or do not comply with applicable laws and regulations. Following these periodic reviews, we may restrict such distributors’ access to certain types of products or terminate our relationship with them, subject to applicable contractual and regulatory requirements that limit our ability to terminate agents or require us to renew policies. Even through the utilization of these measures, we may not achieve the desired results.
Because we rely on these distributors as our sales channel and for some additional services that we receive from these distributors, any deterioration in the relationships with our distributors or failure to provide competitive compensation could lead our distributors to place more premium with other carriers and less premium with us. In addition, we could be adversely affected if the distributors with which we do business exceed their granted authority, fail to transfer collected premium to us, breach the obligations that they owe to us or fail to perform such additional services. Although we routinely monitor our distribution relationships, such actions could expose us to liability.

As the speed of digitization accelerates, we are subject to risks associated with both our distributors and their ability to keep pace. In an increasingly digital world, distributors who cannot provide a digital or technology-driven experience risk losing customers who demand such an experience, and such customers may choose to do business with more technology-driven distributors.
We rely on a select group of brokers, and such relationships may not continue.
We distribute the majority of our products through a select group of brokers. For the six months ended June 30, 2024, 71.4%, or $224.0 million, of our gross written premiums were distributed through four of our approximately 54 brokers.
Our relationship with any of these brokers may be discontinued at any time, subject to the terms of the respective producer agreements and applicable regulatory requirements. Even if the relationships do continue, they may not be on terms that are profitable for us. Consolidation could impact relationships with, and fees paid to, some agents and brokers. If brokers merge with or acquire each other, there could be a resulting failure or inability of brokers to market our products successfully or the loss of a substantial portion of the business sourced by one or more of our key brokers. The termination of a relationship with one or more significant brokers could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.
We may be unable to continue purchasing third-party reinsurance in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.
We strategically purchase reinsurance from third parties which enhances our business by protecting capital from severity events (either large single event losses or catastrophes) and reducing volatility in our earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a cost. If we are unable to renew our expiring contracts, enter into new reinsurance arrangements on acceptable terms or expand our coverage, our loss exposure could increase, which would increase our potential losses related to loss events. If one of our reinsurers changes its strategic plan and is no longer actively writing new business on a going forward basis, it may become more difficult to obtain new reinsurance arrangements on favorable terms. If we are unwilling to bear an increase in loss exposure, we may need to reduce the level of our underwriting commitments, which could materially adversely affect our business, financial condition and results of operations.
There are situations in which reinsurers may exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. As a result, we, like other insurance companies, could write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses.
We may also write risks that do not fall within the coverage provided by our reinsurance contracts, or we may purchase types of reinsurance that inadequately cover our risks, and in such an event, we may be exposed to greater risk and greater potential losses.
Our losses and loss expense reserves may be inadequate to cover our actual losses, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Our success depends on our ability to assess the risks related to the businesses and people that we insure accurately. We establish losses and loss adjustment expense reserves for the best estimate of the ultimate payment of all claims that have been incurred, or could be incurred in the future, and the related costs of adjusting those claims, as of the date of our financial statements. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost us based on information available at that time, and our ultimate liability may be greater or less than our estimate.
As part of the reserving process, we use similar processes for assessing the risks related to our business written on an admitted basis and on a non-admitted basis and thus this is generally not a variable that effects our estimates. In each case, we both review our historical data, which is limited given our short operating history, and industry data that is available to us from actuarial consultants and other publicly available sources, as well as consider the impact of such factors as:
•claims inflation, which is the sustained increase in cost of raw materials, labor, medical services and other components of claims cost;
•claims development patterns by line of business, as well as frequency and severity trends;
•pricing for our products;
•legislative activity;
•social and economic patterns; and
•litigation, judicial and regulatory trends.
These variables are affected by both internal and external events that could increase our exposure to losses, and we continually monitor our loss reserves using new information on reported claims and a variety of statistical techniques and modeling simulations. Most or all of these factors are not directly quantifiable, particularly on a prospective basis. It is possible that we may make underwriting decisions based on incorrect or incomplete information. If inadequate or inaccurate information is provided to us, we may misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure. Further, this process assumes that past experience, adjusted for the effects of current developments, anticipated trends and market conditions, is an appropriate basis for predicting future events. There is, however, no precise method for evaluating the impact of any specific factor on the adequacy of loss reserves and actual results may deviate, perhaps substantially, from our reserve estimates. For instance, the following uncertainties may have an impact on the adequacy of our reserves:
•When a claim is received, it may take considerable time to appreciate fully the extent of the covered loss suffered by the insured and, consequently, estimates of loss associated with specific claims can increase over time. Consequently, estimates of loss associated with specified claims can change as new information emerges, which could cause the reserves for the claim to become inadequate.
•New theories of liability are enforced retroactively from time to time by courts. See also “—Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.”
•Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and/or severity of the claims reported. In addition, elevated inflationary conditions, among other things, cause loss costs to increase. See also “—Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.”
•If claims were to become more frequent, even if we had no liability for those claims, the cost of evaluating such potential claims could escalate beyond the amount of the loss adjustment expense reserves we have established. As we enter into new lines of business, or as a result of new theories of claims, we may encounter an increase in claims frequency and greater claims handling costs than we had anticipated.
If any of our reserves should prove to be inadequate, we will be required to increase our reserves resulting in a reduction in our net income and total mezzanine equity and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on our future earnings and liquidity.
Given the inherent uncertainty of risk assessment and underwriting tools and algorithms, the usefulness of such tools to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates. A deviation from our loss estimates may adversely impact, perhaps significantly, our financial results.
Our approach to risk management relies on subjective variables that entail significant uncertainties. In addition, we rely on historical data and scenarios in managing risks in our investment portfolio. The estimates, tools, data and algorithms that we use to estimate losses and manage risks may not produce accurate predictions and consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio.
We use proprietary underwriting tools, which we refer to as “BRATs”, for the lines in which we write business, which are further supplemented with customized third-party data. Our key business leaders leverage their respective BRATs to evaluate submissions and, over time, have built line of business-specific capabilities, capturing exposures and drivers of the losses that are relevant to each submission. Each of our three underwriting divisions has its own unique set of BRATs. Each BRAT stores data in our core operating system for each submission, regardless of whether we ultimately write the account. The Professional Liability BRAT data is supplemented by third-party vendor data integrated directly into its algorithms. We use these BRATs across departments during our underwriting process to evaluate each risk. However, given the inherent uncertainty of underwriting tools and algorithms and the application of such techniques, these tools, algorithms and databases may not accurately address a variety of matters which may impact certain of our coverages.
Small changes in assumptions, which depend heavily on our judgment and foresight, can have a significant impact on the outputs of BRATs and other tools we use. These assumptions address a number of factors that impact loss potential; and these factors vary considerably across lines of business and specific BRATs. Examples include, but are not limited to: business class, industry classifications or areas of practice or operations; company financial condition; stock price volatility; insured investment strategies; company policies and procedures; distribution and volatility of expected claim amounts; future trends in claim severity and frequency; expected development of historical paid and reported claims; and regulatory and judicial environment associated with insured location or venue. Furthermore, there are risks which are either poorly represented or not represented at all by our BRATs or other tools and algorithms. These uncertainties can include, but are not limited to, the following:
•the tools do not address all the possible hazard characteristics;
•the tools may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and
•the tools may not accurately reflect economic, financial, judicial, political, or regulatory impact on insurance claim payments.
The outputs from the BRATs and other tools we use, together with other qualitative and quantitative assessments, are used in our underwriting process to evaluate risk. Our methodology for estimating losses may differ from methods used by other companies and external parties given the various assumptions and judgments required.
As a result of these factors and contingencies, our reliance on assumptions, tools and data we use is subject to a high degree of uncertainty that could result in actual losses that are materially different from our estimates and our financial results could be adversely affected.
We rely on third-party data, and inaccuracies in such data could adversely impact our ability to estimate losses and manage risks.
Due to our limited operating history, we have generated limited amounts of our own data and instead must rely on data from third parties. We use data from third parties in our BRATs and other underwriting tools as part of our underwriting process to evaluate risks and estimate losses. We rely on these third parties to ensure that the data they provide is accurate. Inaccurate data could affect our ability to effectively estimate losses, resulting in actual losses that are materially different from our estimates, which could have an adverse impact on our business, financial condition and results of operations.

Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.
Loss limitations or exclusions in our policies may not be enforceable in the manner we intend. Changes in legal, judicial, social and other external conditions beyond our control can cause unexpected and unintended issues related to claims and coverage. For example, there may be policy provisions for which no judicial precedent interpreting the policy language exists. For matters of first impression, judicial interpretations can vary widely depending on jurisdictional and judicial factors, and often take several years to work through subsequent appellate channels to reach final judgment on the interpretation of such language. Additionally, it is possible that legislative or regulatory bodies may target a specific exclusion or limitation of coverage rendering the provision unenforceable or to be interpreted in a manner inconsistent with the intent of the insurer. In addition, court decisions could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions. For example, a January 2022 ruling from a court in New Jersey, which was upheld by the appellate court, denied the applicability of war exclusions with respect to nation-state-led cyber attacks and permitted a large global healthcare company to recover under certain of its insurance policies for a ransomware attack. Such actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition and results of operations.
These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until some time after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
Outward reinsurance is a key part of our strategy, subjecting us to the credit risk of our reinsurers and may not be available, affordable or adequate to protect against losses.
Outward reinsurance is a key part of our strategy, and our outward reinsurance protection may not be sufficient for all eventualities, which could expose us to greater risk and greater potential loss, which could in turn have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, if a number of large losses occur in any one year, there is a chance that we could exhaust our outward reinsurance. In this event, it is not certain that further reinsurance coverage would be available on acceptable terms, or at all, for the remainder of that year or for future years which could materially increase the risks and losses we retain.
Collectability of reinsurance depends on the solvency of reinsurers and their willingness to make payments under the terms of reinsurance agreements. In particular, we can be exposed to non-coterminous wording risk under such agreements, including interpretations by our reinsurers that they may withhold payment for losses. As such, the terms and conditions of the reinsurance purchased by us may not provide precise coverage for the losses we incur on the underlying insurance or reinsurance which we have sold. While all of our reinsurers are currently are highly rated, their ratings could be downgraded in the future. Finally, a material deterioration in the capital levels of our reinsurance counterparties may reduce the amount of statutory capital relief provided by our reinsurance arrangements, which could result in our failure to meet our own statutory capital requirements. A reinsurer’s insolvency or inability or unwillingness to make payments under the terms of a reinsurance arrangement could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our reinsurers may not reimburse us for claims on a timely basis, or at all, which may materially adversely affect our business, financial condition and results of operations.
The reinsurance contracts into which we enter to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In many cases, a reinsurer will be called upon to reimburse us for policy claims many years after we paid insurance premiums to the insurer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. However, our reinsurers may not pay claims we incur on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, political and/or regulatory prohibitions, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. In addition, if reinsurers consolidate, such reinsurers’ willingness to pay claims in the same timely manner as prior to such consolidation may change. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition. As of June 30, 2024, we had $192.0 million of aggregate reinsurance recoverables; 100% of these reinsurance recoverables were derived from reinsurers currently with an “A” (Excellent) financial strength rating from A.M. Best, or better.
We may act based on inaccurate or incomplete information regarding the accounts we underwrite.
We rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information.
Our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations and prospects.
We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, the effectiveness of our management, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, including bad faith claims, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations and prospects.
Excessive risk taking could negatively affect our financial condition and business.
As an insurance enterprise, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions, such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition, results of operations and business.
In addition, while we generally do not delegate underwriting and binding authority, we do distribute an insurance product through a program administrator in connection with a risk purchasing group to whom we have issued a master policy. While this program administrator is contractually obligated to follow our underwriting guidelines, it can issue individual certificates of insurance to policyholders without receiving our approval for each individual risk. If this program administrator takes excessive risks and fails to comply with our underwriting guidelines and the terms of its appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance product or estimated our potential losses and loss adjustment expenses. Such actions and excessive risk taking by the program administrator could adversely affect our results of operations.
If actual renewals of our existing contracts do not meet expectations, our gross written premiums in future years and our future results of operations could be materially adversely affected.
In our financial forecasting process, we make assumptions about the rates of renewal of our existing contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write renewals because of pricing conditions or terms, our gross written premiums in future years and our future operations could be materially adversely affected.
Cyber threats are an evolving risk area affecting not only the specific cyber insurance market but also the liability coverage we provide which may adversely affect us.
We have introduced processes to manage our potential liabilities as a result of specific cyber coverage and other coverage we provide to our policyholders. However, given that cyber is an area where the threat landscape is uncertain and continuing to evolve, there is a risk that increases in the frequency and effectiveness of cyberattacks on our policyholders could adversely affect (possibly to a material extent) our business, financial condition, results of operations and prospects. This risk also depends on the measures the individual policyholders use to protect themselves to keep pace with the emerging threat, as well as the development and issuance of policy terms and conditions which are reactive to the evolving threat landscape.
Changes in accounting practices and future pronouncements may materially affect our reported financial results and business.
Various authoritative accounting or regulatory entities, including the Financial Accounting Standards Board (“FASB”) and the SEC may amend, expand and/or eliminate the financial accounting or reporting standards that govern the preparation of our condensed consolidated financial statements or could reverse their previous interpretations or positions on how various financial accounting and/or reporting standards should be applied. Various FASB and SEC proposals are pending and such proposals are subject to change. Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, total mezzanine equity and stockholders’ equity and other relevant financial statement line items.
BICI is required to comply with the Statutory Accounting Principles (“SAP”) established by the National Association of Insurance Commissioners (the “NAIC”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. We cannot predict whether or when the insurance departments of the states of domicile of our competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the Office of the Commissioner of Insurance of Wisconsin (the “Wisconsin OCI”), the insurance regulator of the state of domicile of BICI. We can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on us.
We may not be able to effectively start up or integrate new product opportunities.
Our ability to grow our business depends, in part, on our development, implementation or acquisition of new insurance products that are profitable and fit within our risk appetite and business model. New product launches such as our Baleen initiative, as well as resources to integrate business acquisitions, are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs. If we cannot accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow profitably will be impaired.

Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. In addition, if certain segments of the economy, such as the construction segments, were to significantly change, it could adversely affect our results. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge. Given our limited operating history, we have not experienced the inflationary impacts on our claims or investments that many other insurance companies may have experienced with respect to historical losses or investment portfolios with longer histories. However, given the recent inflationary pressures, we seek to set our rates at a level which we believe will reflect the anticipated impacts of inflation. In addition, certain lines of business, including our Excess Projects and Primary Projects lines of business within our Casualty division, have seen fewer projects commence as a result of recent inflationary pressures. The impact of inflation is generally felt most in policies with longer durations and where the claims take a longer time to settle. Policies written on an occurrence form do see claims being notified under policies that were written years ago; the delay between the policy period and the notification of claims exposes us to the impact of inflation. Another way we are affected is by the length of time between the claim being notified and the claim being paid. A multi-year construction project with a period built in to report construction defects may be more exposed to inflation than a Cyber ransomware attack where the claim notice may be made almost immediately and the claim may be settled in months. As a general matter, casualty claims take longer to develop than claims for property insurance, which we do not currently write, and as a result, the impacts of inflation on casualty claims is generally greater than on property claims.
While the property and casualty insurance industry is generally currently experiencing a hard market, the insurance business is historically cyclical in nature, which may affect our financial performance and cause our operating results to vary from quarter to quarter and may not be indicative of future performance.
Historically, insurance carriers have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions and other factors. The supply of insurance is related to prevailing prices, the level of insured losses and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity (soft market cycle) as well as periods when shortages of capacity increased premium levels (hard market cycle). Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.
Although an individual insurance company’s financial performance depends on its own specific business characteristics, the profitability of most P&C companies tends to follow this cyclical market pattern with higher gross written premium growth and improved profitability during hard market cycles. Further, this cyclical market pattern can be more pronounced in the non-admitted or E&S market than in the standard insurance market. When the standard insurance market hardens, the E&S market typically hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted market, exacerbating the effects of rate decreases on our financial results.

While the P&C industry is currently in an overall hard market cycle and it has been reported that the P&C market has been hard for the past several years, our business lines may not be affected equally. We believe current conditions have more strongly affected our Casualty division, compared to our Healthcare division which is experiencing more mixed conditions across its business lines and our Professional Liability division which has seen some softening of rates, particularly in public directors and officers line of business, after a couple years of significant rate increases.
We cannot predict the timing or duration of changes in the market cycle because the cyclicality is due in large part to the actions of our competitors and general economic factors. As a result, our operating results are subject to fluctuation due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, adverse investment performance and the cost of reinsurance coverage.
Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to maintain a diversified portfolio of fixed income investments that is managed by a third-party investment management firm, New England Asset Management Inc. (“NEAM”), which is a wholly-owned subsidiary of Berkshire Hathaway Inc., in accordance with our investment policy and strategy that is reviewed and approved by our board of directors on a regular basis. However, our investments are subject to general economic conditions, volatility and market risks as well as risks inherent to specific securities. Our primary market risk exposures are to changes in interest rates and credit spreads. See “Quantitative and Qualitative Disclosures about Market Risk.”
Our investment portfolio consists almost entirely of cash, cash equivalents and investment-grade fixed-income securities. Interest rates have increased significantly since 2021. Should the recent rate increases cease or decline, including as a result of steps taken by the federal government to slow inflation, such as the passage of the Inflation Reduction Act of 2022, a low interest rate environment would place pressure on our net investment income, particularly as it relates to these securities and short-term investments, which, in turn, may adversely affect our results of operations. Recent and future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk, or, in a rising interest rate environment, may not prepay as quickly as expected.
All of our fixed maturity securities are subject to credit risk. Credit risk is the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturity securities (where rated) could also have a significant negative effect on the market valuation of such securities.
The above market and credit risks could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio do not reflect prices at which actual transactions would occur.
Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, allocation of investment in certain types of securities, duration targets and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC and comply with Wisconsin insurance laws and regulations governing investments.
Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.
Pandemics, geopolitical and social events, severe weather conditions, including the effects of climate change and catastrophes, as well as man-made event events may adversely affect our business, results of operations and financial condition.
Our business is exposed to the risk of pandemics, outbreaks, public health crises and geopolitical and social events, including cyber warfare, and their related effects. Notwithstanding policy terms and conditions intended to preclude certain coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate. Courts have already challenged the applicability of war exclusions with respect to nation-state-led cyber attacks. If pandemics, outbreaks or geopolitical and other events occur or re-occur, our business, financial condition, results of operations and cash flows may be materially adversely affected.
In addition, although we do not currently write property insurance, our insureds are exposed to the risk of severe weather conditions, earthquakes and man-made catastrophes. Catastrophes can be caused by various events, including natural events such as severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, or man-made events such as explosions, war, terrorist attacks and riots. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. The occurrence of a natural disaster could materially adversely affect our business, financial condition and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, may have unanticipated impacts on our insureds and therefore could have a material adverse effect on our ability to predict, quantify, reinsure and manage risk and may materially increase our losses resulting from such events.
Risks Related to Laws and Regulation
We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines, suspensions, revoking licenses, orders to cease and desist operations and criminal prosecution, which may adversely affect our financial condition and results of operations.
Regulatory authorities in the states or countries in which our operating subsidiaries conduct business may require individual or company licensing to act as producers, brokers, agents, third-party administrators, managing general agents, reinsurance intermediaries, or adjusters. Insurance is required to be written through licensed agents and brokers. Under the laws of most states in the United States, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking producers’, brokers’ and agents’ licenses to transact business in such state. The operating terms may vary according to the licensing requirements of the particular state, which may require that a firm operate in the state through a local corporation. Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. In states in which we operate on a non-admitted basis, surplus lines brokers generally are required to certify that a certain number of licensed admitted insurers had been offered and declined to write a particular risk prior to placing that risk with us or that the coverage is otherwise unavailable from an admitted carrier.
Our insurance company subsidiary, BICI, is subject to extensive regulation in Wisconsin, its state of domicile, and to a lesser degree, any other states in which it may operate. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations, or how insurance departments interpret and enforce such laws and regulations, could further limit our discretion or make it more expensive to conduct our business. State insurance regulators also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.
We are subject to the insurance holding company laws of Wisconsin, which require BICI to register with the Wisconsin OCI and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of BICI. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable and, if material or of specified types, such transactions require prior notice and approval or non-disapproval by the Wisconsin OCI. These prior notification and approval requirements may result in business delays and additional business expenses. If we fail to comply with such requirements or fail to comply with other applicable insurance regulations in Wisconsin, we may be subject to fines and penalties imposed by the Wisconsin OCI.
In addition, individual states may impose different requirements on an insurance company’s ability to cancel a policy which may extend the period during which we are exposed to risk for a policy or individual states may have differing interpretations of contractual language or require specific wordings which may also expose us to additional risk. Individual states may also prohibit certain types of insurance which could limit the lines of business we may be able to write and adversely affect our ability to achieve some or all of our business objectives.
State insurance regulators also have broad discretion to suspend, deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend us from carrying on some or all of our activities in their state or could otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.
State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels. BICI is subject to risk-based capital requirements and other minimum capital and surplus restrictions imposed under Wisconsin law. Wisconsin has largely adopted the model legislation promulgated by the NAIC pertaining to risk-based capital. These requirements establish the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies P&C insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. In addition to these requirements under Wisconsin law, BICI is also subject to certain surplus and risk-based capital requirements under a company-specific stipulation and order from the Wisconsin OCI (the “Wisconsin OCI Stipulation and Order”). Pursuant to the Wisconsin OCI Stipulation and Order, BICI is required to (i) have a compulsory surplus equal to the greater of (A) $3.0 million or (B) the sum of (x) 50.0% of gross written premiums for medical malpractice insurance (which business is written as part of our Healthcare division) and (y) 20.0% of gross written premiums for all other covered lines of insurance, (ii) maintain surplus in excess of its required security surplus standard under Wisconsin law and (iii) maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 400.0%. Failure to maintain surplus and risk-based capital at the required levels could adversely affect the ability of BICI to maintain the regulatory authority necessary to conduct our business. In addition, state surplus lines laws, or laws pertaining to non-admitted insurance business, require that surplus lines brokers comply with diligent search/exempt commercial purchaser laws and affidavit/document filing requirements, as well as requiring the collection and paying of any taxes, stamping fees, assessment fees and other applicable charges on such business. E&S businesses, such as the Company, are often subject to special licensing, surplus lines tax and/or due diligence requirements by the home state of the insured.

Fines for failing to comply with these surplus lines requirements, specifically for failing to comply with the surplus lines licensing or due diligence requirements, vary by state but can range to several million dollars.
In addition, the NAIC has developed the Insurance Regulatory Information System (“IRIS”), which is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Insurance regulators will generally begin to investigate, monitor or make inquiries of an insurance company if four or more of the company’s ratios fall outside the usual ranges. Although these inquiries can take many forms, regulators may require the insurance company to provide additional written explanation as to the causes of the particular ratios being outside of the usual range, the actions being taken by management to produce results that will be within the usual range in future years and what, if any, actions have been taken by the insurance regulator of the insurers’ state of domicile. Regulators are not required to take action if an IRIS ratio is outside of the usual range, but depending upon the nature and scope of the particular insurance company’s exception (for example, if a particular ratio indicates an insurance company has insufficient capital) regulators may act to reduce the amount of insurance the company can write or revoke the insurer’s certificate of authority and may even place the company under supervision. For the year ended December 31, 2023, BICI had results outside the normal range in three categories. We believe our results for these ratios are attributable to our continued growth during our early years of operation. Management does not anticipate regulatory action as a result of these IRIS ratio results.
We may become subject to additional government or market regulation, which may have a material adverse impact on our business.
Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements, and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. Additionally, the Federal Insurance Office has the authority to monitor all aspects of the insurance sector. Entering into new lines of business may also subject us to new or additional regulations.
Changes in law, including relating to certain perils, could adversely affect our business.
A change in law, including relating to certain perils for which we write insurance or reinsurance, may have a significant impact on our ability to respond to certain events, including the manner and time frame for processing claims, the development of claim severity or the interpretation of the underlying policies. For example, plaintiff attorneys have been lobbying states to pass statutes prohibiting insurers from issuing defense within limits policies, particularly in the medical malpractice space, and Nevada has enacted a statute to that effect. If such a statute were to pass in a jurisdiction in which we operate, that would impede our ability to accurately price such policies. In addition, the statute of limitations for certain types of claims have been extended in certain states, such as New York through the Adult Survivors Act, and this could retroactively extend the period for which an insurance company has exposure. Changes in law and practice, including relating to certain perils for which we write insurance or reinsurance, may have a material adverse effect on our business, financial condition, results of operations and prospects.
Applicable insurance laws may make it difficult to effect a change of control.

Under applicable U.S. state insurance laws and regulations (including the laws of the state of Wisconsin), before a person can acquire control of a U.S. domestic insurer, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquiror must request an exemption from the Form A filing and approval requirements or a determination of non-control (each, an “Exemption Request”) or file a disclaimer of affiliation and/or control (a “Disclaimer”) with the insurance department of such state and obtain approval thereon. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors, including among others, the financial strength of the proposed acquiror, the integrity and management of the acquiror’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control. Wisconsin insurance laws and regulations pertaining to changes of control would apply to both the direct and indirect acquisition of ten percent or more of the voting stock of a Wisconsin-domiciled insurer (or of less than ten percent of the voting stock if there is other indicia of control). Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of BICI and would trigger the applicable change of control filing requirements under Wisconsin insurance laws and regulations, absent the filing of an Exemption Request or Disclaimer and its acceptance by the Wisconsin OCI. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions that some or all of our stockholders might consider to be desirable.
Risks Related to Our Operations
We could be adversely affected by the loss of one or more key personnel or by an inability to attract and retain qualified personnel, including failure to develop a succession plan for Stephen Sills, our founder and Chief Executive Officer, or other members of our senior management team.
We depend on our ability to attract and retain experienced and seasoned personnel who are knowledgeable about our business. Our senior management team, including our founder and Chief Executive Officer, Stephen Sills, plays an important role in our strategic direction, product development, broker partnership, corporate culture and our continued success as an organization. While we generally do not enter into employment agreements with our executive officers and other key personnel, we have entered into an employment agreement with Stephen Sills, however, Stephen Sills may terminate his agreement after the third anniversary of our initial public offering on at least 90 days’ notice. The loss of Stephen Sills or other members of our senior management team could materially adversely impact our business.
We could be adversely affected if we fail to adequately plan for the succession of our senior leaders and key executives. Our current succession plans and employment arrangements with certain key executives do not guarantee their services will continue to be available to us.
The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. All of our executive officers and many of our other key employees are subject to non-compete and non-solicitation provisions that generally apply during, and extend for six to twelve months following the termination of, their employment; although the FTC has published a rule that, if not enjoined, would ban the enforcement of post-employment non-compete clauses for employees who do not have policy making authority as defined by the FTC Rule. In addition, not all jurisdictions permit such non-compete agreements, and regardless of the jurisdiction, our key personnel could still pursue employment opportunities with other parties, including, with any of our competitors and there are no assurances that our non-compete agreements with any such key personnel would be enforceable in a cost effective manner, if at all. Should any of our key personnel terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.
We could suffer security breaches, loss of data, cyberattacks and other information technology failures, and are subject to laws and regulations concerning data privacy and security that are continually evolving. Actual or suspected information technology failures or failure to comply with applicable law could disrupt our operations, damage our reputation and adversely affect our business, operations and financial results.
As a company with a remote-friendly operating model, our business is highly dependent on our information technology and telecommunications systems, including our underwriting systems. We rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments and to prepare internal and external financial statements. We also rely on our information and telecommunications systems for employees to interact with each other within the company, as most employees work on a remote basis a majority of their time as opposed to in physical offices. Some of these systems may include or rely on third-party systems provided by third party service providers and/or not located on our premises or under our control.
We and our service providers face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of systems and confidential information, including vulnerabilities that could be exploited by threat actors in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. The risk of a data security breach or a disruption has generally increased in frequency, intensity and sophistication. Techniques used to compromise or sabotage systems change frequently, may originate from less regulated and remote areas of the world and be difficult to detect and generally are not recognized until launched against a target. Events such as natural catastrophes, terrorist attacks, industrial accidents, computer viruses, ransomware, a security breach by an unauthorized person, employee error, malfeasance, faulty password management or other irregularity and other cyber-attacks may cause our systems to fail or be inaccessible for extended periods of time. We have implemented management, operational, and technical security controls designed to identify, protect, detect, and respond to breaches of security, such as business contingency plans and other reasonable plans to protect our systems, whether housed internally or through third-party cloud services. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships. However, we cannot guarantee that these measures will be effective and sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business. Even if the vulnerabilities that may lead to the foregoing are identified, we may be unable to adequately investigate or remediate due to attackers using tools and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence.
As have many companies, we, and our third-party service providers, have been impacted by breaches in the past and will likely continue to experience cybersecurity incidents of varying degrees. Any such event may result in operational disruptions as well as unauthorized access to, the disclosure of, or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, or other damage to our business. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins, inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
In addition, as part of our normal business activities, we handle information related to individuals including, but not limited to, employees, claimants, individual third-party brokers or agents and individual vendors. As such, we are subject to various federal, state and local laws, regulations and industry standards. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements that are subject to differing interpretations. In the United States, there are numerous federal and state data privacy and security laws, rules and regulations governing the collection, use, storage, sharing, transmission and other processing of personal information, including federal and state data privacy laws, data breach notification laws and consumer protection laws.

Any failure or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity, and could cause our customers and consumers to lose trust in us, which could have an adverse effect on our reputation and business.
Operational risk exposures, such as human or systems failures (including from third-party vendor arrangements), are inherent in our business and may result in losses.
Operational exposures and losses can result from, among other things, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, bad faith delayed claims payment, fraud and external events, such as political unrest, state emergency or industrial actions which could result in operational outage. Any such outage could have a material adverse effect on our business, financial condition, results of operations or prospects.
We also rely on third parties for information technology and application systems and infrastructure. Such information technology and application systems and infrastructure are an important part of our underwriting process and our ability to compete successfully. We also license certain of our key systems and data from third parties and cannot be certain that we will have continuous access to such third-party systems and data, or those of comparable service providers, or that our information technology or application systems and infrastructure will operate as intended. Further, the third parties’ programs and systems may be subject to defects, failures, material updates, or interruptions, including those caused by worms, viruses or power failures.
Failures in any of these systems could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated, priced or accounted for or delays in the payment of claims. Any such eventuality could cause us to suffer, among other things, financial loss, disruption of business, liability to third parties, regulatory intervention and reputational damage, any of which could have a material adverse effect on our business, financial condition, results of operations, or prospects.
We may change our underwriting guidelines or our strategy without your approval.
Our management has the authority to change our underwriting guidelines or our strategy without notice to our stockholders and without stockholder approval. As a result, we may make fundamental changes to our operations without stockholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section entitled “Business”.
We may not be able to manage our growth effectively.
We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. However, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify, hire, train and develop qualified employees and effectively incorporate the components of any business we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.
Any future acquisitions, strategic investments or new platforms could expose us to further risks or turn out to be unsuccessful.
From time to time, we may pursue growth through acquisitions and strategic investments in businesses or new underwriting or marketing platforms. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business, personnel or underwriting or marketing platforms could result in a substantial diversion of management resources and the emergence of other risks, such as potential losses from unanticipated litigation, a higher level of claims than is reflected in reserves, loss of key personnel in acquired businesses or an inability to generate sufficient revenue to offset acquisition costs.

Our ability to manage our growth through acquisitions, strategic investments or new or alternative platforms, such our Baleen initiative, will depend, in part, on our success in addressing such risks. While we are not currently contemplating any such acquisitions or strategic investments, our nimble approach to capital management based on opportunities presented and sought out means that we may opportunistically from time to time pursue such acquisitions, new platforms or strategic investment strategies. Any failure by us to implement our acquisitions, new platforms or strategic investment strategies effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.
The effects of litigation on our business are uncertain and could have an adverse effect on our business.
As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies, disputes with our reinsurers, as well as other general commercial and corporate litigation. Litigation and other proceedings may also include complaints from or litigation by customers or reinsurers related to alleged breaches of contract or otherwise. Although we are not currently involved in any out-of-the-ordinary litigation with our customers, reinsurers or our current or former employees, other members of the insurance industry are the target of class action lawsuits and other types of litigation, including employment-related litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including insurance and claim settlement practices. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damage amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. We are also subject to various contingencies. For example, we may owe certain employment taxes, penalties and interests related to 2021, 2022, 2023, and certain employment taxes for 2024 for an employee domiciled in the United Kingdom. While we have accrued certain amounts representing our best estimate of taxes, interests and penalties owed, such accruals may be insufficient and we may be subject to additional charges. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations and financial condition. Additionally, routine lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. Accordingly, we cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.
Loss of key vendor relationships or failure of a vendor to protect our data or confidential and proprietary information could affect our operations.
We rely on services and products provided by many vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors and/or outsourcing of services such as human resource benefits management services and investment management services. In the event that any vendor suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our confidential, proprietary, or other information, we may suffer operational impairments and financial losses. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships, and our financial condition and results of operations could be materially and adversely affected.
We anticipate that we will continue to rely on third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.
We may fail or be unable to protect our intellectual property rights, which could adversely affect our brand and business.

Our success and ability to compete depend in part on our intellectual property, which includes our rights in our brand and our proprietary technology used in certain of our product lines. We primarily rely on trademarks, copyrights and trade secret laws, as well as contractual restrictions in our confidentiality and license agreements with our employees, customers, service providers, partners and other third parties with which we have a relationship, to protect our intellectual property rights. However, the steps we take to protect our intellectual property may be inadequate. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability and scope of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business. These agreements may not adequately secure our intellectual property rights and may be breached, and we may not have adequate remedies for such breach. While we use reasonable efforts to protect our trade secrets, our employees, customers, service providers and other third parties with which we have a relationship may unintentionally or willfully disclose our proprietary information to competitors.
Our limited operating history may make it difficult to evaluate our current business and future prospects.
We founded our business in September 2020. Our limited operating history may make it difficult for you to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing and unforeseen expenses as we continue to grow our business. If we do not manage these risks successfully, our business may be harmed. Further, we may be subject to claims by third parties alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights. Any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.
Risks Related to Liquidity and Access to Capital
We could be forced to sell investments to meet our liquidity requirements.
We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our losses and loss adjustment expense reserves to provide sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and loss adjustment expense reserves, unfavorable trends in litigation, or mismanagement of the investment portfolio’s duration or other liquidity needs could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates and credit issues with individual securities.
Because we are a holding company and substantially all or a substantial portion of our operations are conducted by our insurance and service company subsidiaries, our ability to achieve liquidity at the holding company, including the ability to pay dividends and service our debt obligations, depends on our ability to obtain cash dividends or other permitted payments from our insurance and service company subsidiaries.
The continued operation and growth of our business will require substantial capital. Accordingly, we do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no substantial business operations of our own, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends and other distributions from BICI and our other operating companies. BICI’s ability to pay dividends is restricted under the insurance laws and regulations of its domiciliary state and may only be paid from unassigned surplus. Under the insurance laws of Wisconsin, an insurer may make an ordinary dividend payment if its surplus as regards to policyholders, following such dividend, is reasonable in relation to its outstanding liabilities, is adequate to its financial needs, and does not exceed the insurer’s unassigned surplus. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiary may in the future adopt statutory provisions, or impose additional constraints on BICI, more restrictive than those currently in effect.

Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, general business conditions, legal, tax and regulatory limitations, contractual restrictions and other factors that our board of directors considers relevant. Consequently, in order for investors to realize any future gains on their investment, they may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our initial public offering are insufficient to fund future operating requirements and cover claim losses, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, the availability of reinsurance, market disruptions and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares of common stock offered hereby. In addition, because BICI is considered an affiliate of AFMIC under Wisconsin insurance regulations and BICI’s business is currently comprised solely of business assumed from AFMIC, BICI’s regulatory capital requirements are lower. BICI’s regulatory capital requirements under Wisconsin’s insurance regulations would be higher if BICI’s business was assumed from an insurance company that was not an affiliate of BICI or was written directly with our policyholders. If BICI were to no longer qualify as an affiliate of AFMIC, additional capital would be required in order for BICI to meet its regulatory capital requirements under Wisconsin insurance regulations. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.
Our failure to comply with the terms of our credit facility, including as a result of events beyond our control, could result in an event of default that could affect our business, financial condition, and results of operations.
If there were an event of default under the our senior secured revolving credit facility under our Credit Agreement administered by JPMorgan Chase Bank, N.A., (the “Facility”), the lenders under the Facility could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowing under the Facility if accelerated upon an event of default. Furthermore, if we are unable to repay, refinance, or restructure our Facility, the lenders under the Facility could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. As a result, any default by us on our debt could have a materially adverse effect on our business, financial condition, and results of operations.
Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.
As of June 30, 2024, we had no outstanding indebtedness, and $75.0 million of undrawn availability, under our Facility.
We may incur substantial indebtedness under the Facility or other debt instruments in the future, and, if we do so, the risks related to our level of indebtedness could increase. Our future borrowings will require interest payments and will need to be repaid or refinanced, which could require us to divert funds identified for other purposes to debt service and could create additional cash demands or impair our liquidity position and add financial risk. We may also sell additional debt or equity securities to help repay or refinance our borrowings. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
Our future level of indebtedness could affect our operations in several ways, including but not limited to the following:

•increase our vulnerability to changes in general economic, industry, and competitive conditions;
•require us to dedicate a portion of our cash flow to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund other corporate purposes;
•place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore potentially more able to take advantage of opportunities that our level of indebtedness would prevent us from pursuing; and
•impair our ability to obtain additional financing in the future.
Borrowings under the Facility bear interest at variable rates based on prevailing conditions in the financial markets, and changes to such variable market rates may affect both the amount of cash we must pay for interest as well as our reported interest expense. Assuming the Facility were to be fully drawn, a 100-basis point increase to the applicable variable rate of interest would increase the amount of interest expense by $0.75 million per annum. If we are unable to generate sufficient cash flows to pay the interest expense on our debt, future working capital, borrowings, or equity financing may not be available from which to pay or refinance such debt.
In addition, if any of the financial institutions that provide loan commitments to us were to fail, our liquidity could be adversely impacted and we may not be able to obtain financing for working capital, capital expenditures, acquisitions, and other purposes. In such event, our ability to operate and compete effectively, and our ability to execute on our growth strategies, could be adversely affected, which in turn would have an adverse impact on our business, results of operations and financial condition.
The Facility contains restrictions on our ability to operate our business and to pursue our business strategies.
The Facility restricts, subject to certain exceptions, among other things, our ability and the ability of our subsidiaries to:
•incur additional indebtedness and guarantee indebtedness;
•prepay, redeem, or repurchase certain debt;
•create or incur liens;
•make investments and loans;
•pay dividends or make other distributions, in respect of, or repurchase or redeem, capital stock;
•engage in mergers, consolidations, or sales of all or substantially all of our assets;
•sell or otherwise dispose of assets;
•amend, modify, waive, or supplement certain subordinated indebtedness to the extent such amendments would be materially adverse to the interests of the lenders; and
•engage in certain transactions with affiliates.
Any future financing arrangements entered into by us or any of our subsidiaries may contain similar restrictions or maintenance covenants. As a result of these covenants and restrictions, we and our subsidiaries are, and will be, limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we or our subsidiaries may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
Risks Related to Ownership of Our Common Stock

Our costs have increased significantly as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.
As a public company, we expect to incur significant legal, accounting and other expenses that we did not incur as a private company. We are not subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition and therefore we need to have the ability to prepare financial statements that comply with all SEC reporting requirements on a timely basis. In addition, we will be subject to other reporting and corporate governance requirements, including certain requirements of and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, to the extent that we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts.
The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as related rules subsequently implemented by the SEC and the New York Stock Exchange (the “NYSE”), have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations and standards will increase our operating costs and divert management’s time and attention from revenue-generating activities. Further, if these laws, regulations are rules were to change substantially in the future, we might be unable to meet new requirements.
These obligations place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We may need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses; investor relations expenses; increased directors’ fees and director and officer liability insurance costs; registrar and transfer agent fees and listing fees; as well as other expenses. As a public company, we are required, among other things, to:
•prepare and file periodic reports and distribute other stockholder communications, in compliance with the federal securities laws and requirements of NYSE;
•define and expand the roles and the duties of our board of directors and its committees;
•institute more comprehensive compliance and investor relations functions; and
•evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.
We may not be successful in implementing these requirements and implementing them could materially adversely affect our business. These increased costs will decrease our net income and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as executive officers.
In addition, if we fail to implement the required controls with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. If we do not implement the required controls in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or NYSE. Any such action could harm our reputation and the confidence of investors in, and clients of, our Company and could negatively affect our business and cause the price of our shares of common stock to decline.
We are required by Section 404 of the Sarbanes‑Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed and the market price of our common stock may be negatively affected.
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, which requires annual assessments by management of the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2025. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. See also “—We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.” For further discussion of these exemptions. Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements.
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; and (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
We cannot predict whether investors will find our common stock less attractive if we choose to rely on these exemptions while we are an emerging growth company. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
You cannot be certain that an active trading market will continue or a specific share price will be established.
Our common stock is listed on NYSE under the symbol “BOW.” We cannot predict whether an active and liquid trading market will continue for our common stock. If in the future an active and liquid trading market does not continue, you may have difficulty selling your shares of common stock at an attractive price, or at all. The market price for our common stock is likely to be volatile.
Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment.
Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock could be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:
•market conditions in the broader stock market;
•actual or anticipated fluctuations in our quarterly financial and operating results;
•introduction of new products or services by us or our competitors;
•issuance of new or changed securities analysts’ reports or recommendations;
•results of operations that vary from expectations of securities analysts and investors;
•short sales, hedging and other derivative transactions in our common stock;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•strategic actions by us or our competitors;
•announcement by us, our competitors or our acquisition targets;
•sales, or anticipated sales, of large blocks of our stock, including by our directors, executive officers and principal stockholders;
•additions or departures in our board of directors, senior management or other key personnel;
•regulatory, legal or political developments;
•public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•litigation and governmental investigations;
•changing economic conditions;
•changes in accounting principles;
•any indebtedness we may incur or securities we may issue in the future;

•exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
•changes in our credit ratings; and
•other events or factors, including those from natural disasters, war, or actors of terrorism or responses to these events.
The securities markets have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. As a result of these factors, investors in our common stock may not be able to resell their shares at or above the initial offering price. These broad market fluctuations, as well as general market, economic and political conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our common stock.
In addition, the stock markets, including NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend, divert management’s attention and resources, or harm our business.
Substantial future sales of shares of our common stock by existing stockholders, or the perception that those sales may occur, could cause the market price of our common stock to decline.
As of June 30, 2024 we have outstanding an aggregate of approximately 32,658,823 shares of our common stock. Of these outstanding shares, all of the shares sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, unless such shares are held by our directors, executive officers, or any of our affiliates, as that term is defined in Rule 144 under the Securities Act (“Rule 144”). All of our remaining shares of common stock outstanding as of June 30, 2024 are “restricted securities” within the meaning of Rule 144. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In connection with our IPO we entered into a Registration Rights Agreement with GPC Partners Investments (SPV III) LP (“GPC Fund”), AmFam and our CEO (the “Registration Rights Agreement”), pursuant to which certain those investors may require us to register the offer and sale of all or a portion of their 24,000,000 shares of our common stock under the Securities Act upon completion of the dissolution of BIHL, subject to certain customary conditions and exclusions. Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem necessary or appropriate.
In connection with our initial public offering, our directors, executive officers and our stockholders each agreed to enter into “lock-up” agreements with the underwriters and thereby are subject to a lock-up period, meaning that they and their permitted transferees are not permitted to sell any shares of our common stock until after the close of trading on November 18, 2024, which is 180 days after the date our registration statement on Form S-1 was declared effective, subject to certain customary exceptions without the prior written consent of any two or more of the representatives of the underwriters. Although we have been advised that there is no present intention to do so, any two or more of the representatives of the underwriters may, in their sole discretion, release all or any portion of the shares from the restrictions in any of the lock-up agreements described above. Possible sales of these shares in the market following the waiver or expiration of such agreements could exert significant downward pressure on our stock price.
The Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”) permits us to issue, among other things, stock options, restricted stock units and restricted stock to eligible employees (including our named executive officers), directors and advisors, as determined by the compensation, nominating and corporate governance committee of the board of directors. We have filed a registration statement under the Securities Act to cover the issuance of shares upon the exercise of awards granted, and of shares granted, under the 2024 Plan. As a result, any shares issued under the 2024 Plan will be freely tradable in the public market. If equity securities are granted under the 2024 Plan and it is perceived that they will be sold in the public market, then the price of our common stock could decline.

Also, in the future, we may issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.
Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your shares of common stock for a price greater than that which you paid for it.
We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our financial condition, results of operations, capital requirements, general business conditions, legal, tax and regulatory limitations, contractual restrictions and other factors that our board of directors considers relevant. In addition, our ability to pay dividends on our capital stock is limited by the terms of the credit agreement governing our Facility, and may be further restricted under the terms of any future debt or preferred securities or future credit facility.
As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than your purchase price.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business and our industry. If one or more of the analysts who covers us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.
Anti-takeover provisions in our organizational documents could delay a change in management and limit our share price.
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions will provide for, among other things:
•a classified board of directors, subject to a seven-year sunset, as a result of which our board of directors will initially be divided into three classes, with each class serving for staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•certain limitations on convening special stockholder meetings;
•the removal of directors only for cause; and
•the required approval of at least 66⅔% of the voting power of the outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to adopt, amend, or repeal certain provisions of our amended and restated certificate of incorporation.
Further, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), but our amended and restated certificate of incorporation will provide that engaging in any of a broad range of business combinations with any “interested” stockholder (generally defined as any stockholder with 15.0%

or more of our outstanding voting stock and any entity or person affiliated with or controlling or controlled by such stockholder) for a period of three years following the time on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions (except with respect to GPC Fund and AmFam and any of their respective affiliates and any of their respective direct or indirect transferees of our common stock).
These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions that stockholders may otherwise deem to be in their best interests. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Delaware) will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.
Our amended and restated certificate of incorporation provides that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on behalf of the Company; (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee, or stockholder of the Company to the Company or our stockholders; (iii) action asserting a claim against the Company or any current or former director or officer of the Company arising pursuant to any provision of the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or (iv) action asserting a claim governed by the internal affairs doctrine of the State of Delaware. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including any claims under the Securities Act and the Exchange Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and, accordingly, we cannot be certain that a court would enforce such provision.
Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation, except our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
We are a “controlled company” within the meaning of the rules of NYSE and, as a result, will qualify for, and rely on, exemptions from certain corporate governance requirements. You do not have the same protections afforded to stockholders of companies that are subject to such requirements.
BIHL holds more than 50.0% of the voting power of our shares eligible to vote, and after the completion of the dissolution of BIHL, GPC Fund’s and AmFam’s collective anticipated ownership percentage is expected to be more than 50% of the voting power of our shares eligible to vote. As a result, we will be a “controlled company” under the rules of NYSE and anticipate remaining a “controlled company” after the completion of the dissolution of BIHL. Under these rules, a company of which more than 50.0% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that (i) a majority of the board of directors consist of independent directors and (ii) the board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors.
We intend to utilize these exemptions. As a result, we do not have a majority of independent directors on our board of directors and do not have a compensation, nominating and corporate governance committee composed entirely of independent directors. Accordingly, although we may transition to a board with a majority of independent directors prior to the time we cease to be a “controlled company,” for such period of time you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements set by NYSE. In the event that we cease to be a “controlled company” and our shares continue to be listed on NYSE, we will be required to comply with these provisions within the applicable transition periods. These exemptions do not modify the independence requirements for our audit committee, and we comply with the applicable requirements of the SEC and NYSE with respect to our audit committee.
GPC Fund and AFMIC exercise substantial influence over us, may engage in businesses that compete with us, and your ability to influence matters requiring stockholder approval may be limited.
As of June 30, 2024, 67.6% of the Class A Interests in BIHL are held by GPC Fund and 29.0% of the Class A Interests in BIHL are held by AFMIC. In addition, BIHL is governed by its general partner, Bowhead Insurance GP LLC (the “General Partner”), which is governed by an eight-member board of managers, of which GPC Fund has the right to designate three managers and AFMIC has the right to designate two managers pursuant to the limited liability company agreement of the General Partner. So long as GPC Fund and/or AFMIC owns a significant amount of the Class A Interests of BIHL, each may exert significant voting influence over BIHL.
As of June 30, 2024, GPC Fund and AFMIC continue to indirectly own, in the aggregate, approximately 63.0% of our outstanding common stock. So long as GPC Fund and AFMIC indirectly own a significant amount of our outstanding common stock, GPC Fund and AFMIC may exert significant voting influence over us and our corporate decisions, including any matter requiring stockholder approval regardless of whether others believe that the matter is in our best interests. For example, BIHL may exert significant influence over the vote in any election of directors and any amendment of our certificate of incorporation. In addition, in connection with our initial public offering, we entered into the Board Nominee Agreement between the Company and GPC Fund and the Investor Matters Agreement between the Company and AmFam, which granted GPC Fund and AFMIC respectively rights to nominate individuals to our board of directors upon completion of the Reorganization Transactions.
GPC Fund and AmFam are not restricted from, and may, engage in, invest in or operate businesses that directly compete with ours.
GPC Fund or AmFam may act in a manner that advances their best interests and not necessarily those of our stockholders, by, among other things:
•delaying, preventing, or deterring a change in control of us;
•entrenching our management or our board of directors; or
•influencing us to enter into transactions or agreements that are not in the best interests of all stockholders.
The concentration of ownership could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock.
The track record of our executives may not be indicative of our future growth, profitability and performance.
Stephen Sills has had success starting and running publicly traded companies. However, there is no assurance that his track record will continue and that we will experience growth, profitability or results similar to any of their prior companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Net Proceeds from our IPO
On May 28, 2024, we completed our IPO in which we issued and sold an aggregate of 8,658,823 shares of our common stock for our account. The shares of common stock sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-278653), which was declared effective by the SEC on May 22, 2024. Our shares of Common Stock were sold at an initial public offering price of $17.00 per share, which generated aggregate proceeds of $137.0 million after deducting underwriting discounts and commissions of $10.2 million. J.P. Morgan Securities LLC, Morgan Stanley & Co. and Keefe, Bruyette & Woods, Inc. acted as representatives of the underwriters for the offering.
We received net proceeds from the IPO of approximately $131.0 million, after deducting underwriting discounts and offering expenses of $16.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
We intend to use the net proceeds from our IPO to make capital contributions to our insurance company subsidiary to grow our business and for other general corporate purposes. There has been no material change in the expected use of the net proceeds from our IPO as described in the Prospectus. This expected use of net proceeds from the IPO represents our intentions based on our current plans and business conditions, which could change in the future as our plans and business conditions evolve. As a result, our management will retain broad discretion over the allocation of the net proceeds from our IPO and our existing cash and cash equivalents. The timing and amount of our actual expenditures will be based on many factors, including cash flows from operations and the anticipated growth of our business.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Amended and Restated MGA Agreement
BSUI has separate MGA Agreements with the AmFam Issuing Carriers. Following receipt of the requisite regulatory approval, on August 7, 2024, BICI entered into the Second Amended and Restated Managing General Agency Agreement with Homesite Insurance Company of Florida (“HSICFL”), one of the AmFam Issuing Carriers (the “HSICFL MGA Agreement”). Under this agreement, BSUI is permitted to issue insurance policies complying with the underwriting guidelines set forth therein, as well as cancel or non-renew such policies subject to certain terms set forth therein, on behalf of and is also HSICFL responsible for providing accounting, claims handling and other necessary services to HSICFL to support its respective regulatory, statutory and other compliance requirements. BSUI is entitled to a commission in exchange for these services, which is adjusted to equal cost for each month in accordance with the terms of this agreement such that there is no monetary impact to us as a result of the commissions to BSUI. Under the current HSICFL MGA Agreement, in addition to termination rights upon the termination of the AmFam Quota Share Agreement, certain material operational changes to the parties’ businesses, certain material breaches of the HSICFL MGA Agreement or certain bankruptcy events, either party can terminate the HSICFL MGA Agreement at the beginning of any quarter starting July 1, 2029 by providing the other party at least 180 days prior to such date.

Item 6. Exhibits

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Bowhead Specialty Holdings Inc.
3.2*	Amended and Restated Bylaws of Bowhead Specialty Holdings Inc.
10.1*	Investor Matters Agreement, between Bowhead Specialty Holdings Inc. and American Family Mutual Insurance Company, S.I. dated as of May 23, 2024
10.2*	Board Nominee Agreement, between Bowhead Specialty Holdings Inc. and GPC Partners Investments (SPV III) LP dated as of May 23, 2024
10.3*	Common Stock Purchase Warrant dated May 23, 2024
10.4* †	Registration Rights Agreement dated May 28, 2024
10.5* †	Amended and Restated Managing General Agency Agreement between Midvale Indemnity Company and Bowhead Specialty Underwriters, Inc. dated as of May 23, 2024
10.6* †	Amended and Restated Managing General Agency Agreement between Homesite Insurance Company and Bowhead Specialty Underwriters, Inc. dated as of May 23, 2024
10.7* †	Amended and Restated Quota Share Reinsurance Agreement between American Family Mutual Insurance Company, S.I. and Bowhead Insurance Company, Inc. made and entered into as of May 23, 2024
10.8* †	Amended and Restated Insurance Trust Agreement among Bowhead Insurance Company, Inc., American Family Mutual Insurance Company, S.I. and U.S. Bank National Association, as trustee dated May 23, 2024
10.9*+	Employment Agreement between Stephen Sills and Bowhead Specialty Holdings Inc. dated May 22, 2024
10.10
Services Agreement, dated as of October 7, 2020, among Bowhead Insurance Holdings LP, Bowhead Specialty Underwriters, Inc., Bowhead Underwriting Services, Inc. and Bowhead Insurance Company, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A Filed with the Securities and Exchange Commissioner on May 3, 2024)

10.11
Joinder to the Services Agreement, dated as of May 2, 2024, among Bowhead Specialty Holdings Inc., Bowhead Insurance Holdings LP, Bowhead Specialty Underwriters, Inc., Bowhead Underwriting Services, Inc. and Bowhead Insurance Company, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A Filed with the Securities and Exchange Commissioner on May 3, 2024)

10.12
Amendment to the Services Agreement, dated as of May 2, 2024, among Bowhead Specialty Holdings Inc. Bowhead Insurance Holdings LP, Bowhead Specialty Underwriters, Inc., Bowhead Underwriting Services, Inc. and Bowhead Insurance Company, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-1/A Filed with the Securities and Exchange Commissioner on May 3, 2024)

10.13+
Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A Filed with the Securities and Exchange Commissioner on May 13, 2024)

10.14+
Form of Employee Restricted Stock Unit Award Agreement under the Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A Filed with the Securities and Exchange Commissioner on May 13, 2024)

10.15+
Form of Director Restricted Stock Unit Award Agreement under the Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1/A Filed with the Securities and Exchange Commissioner on May 13, 2024)

10.16+
Form of Indemnification Agreement between Bowhead Specialty Holdings Inc. and each of its directors and officers (incorporated by reference to the Company’s Registration Statement on Form S-1/A Filed with the Securities and Exchange Commissioner on May 13, 2024)

10.17
Credit Agreement, dated as of April 22, 2024, among Bowhead Specialty Holdings Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank (incorporated by reference to the Company’s Registration Statement on Form S-1/A Filed with the Securities and Exchange Commissioner on May 3, 2024)

10.18 * †	Second Amended and Restated Managing General Agency Agreement between Homesite Insurance Company of Florida and Bowhead Specialty Underwriters, Inc. dated as of August 7, 2024
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (formatted as Inline XBRL)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Furnished herewith
+	Indicates management contract or compensatory plan
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWHEAD SPECIALTY HOLDINGS INC.

Date: August 8, 2024	By:	/s/ Stephen Sills
	Name:	Stephen Sills
	Title:	Chief Executive Officer and President

Date: August 8, 2024	By:	/s/ Brad Mulcahey
	Name:	Brad Mulcahey
	Title:	Chief Financial Officer and Treasurer