Form 10-Q
period 2024-09-30
Bowhead Specialty Holdings Inc.
filed 2024-11-05
CIK 2002473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Number of shares of the registrant’s common stock outstanding at October 5, 2024: 32,658,823

Bowhead Specialty Holdings Inc.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
Bowhead Specialty Holdings Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost of $892,953 and $569,013, respectively)	$891,252	$554,624
Short-term investments, at amortized cost, which approximates fair value	10,002	8,824
Total investments	901,254	563,448

Cash and cash equivalents	132,893	118,070
Restricted cash and cash equivalents	28,822	1,698
Accrued investment income	7,118	4,660
Premium balances receivable	46,706	38,817
Reinsurance recoverable	225,011	139,389
Prepaid reinsurance premiums	146,133	116,732
Deferred policy acquisition costs	26,463	19,407
Property and equipment, net	7,438	7,601
Income taxes receivable	325	1,107
Deferred tax assets, net	16,277	14,229
Other assets	9,222	2,701
Total assets	$1,547,662	$1,027,859

Liabilities
Reserve for losses and loss adjustment expenses	$679,568	$431,186
Unearned premiums	427,096	344,704
Reinsurance balances payable	54,162	40,440
Income taxes payable	29	42
Accrued expenses	14,696	14,900
Other liabilities	7,285	4,510
Total liabilities	1,182,836	835,782

Commitments and contingencies (Note 13)

Mezzanine equity
Performance stock units	155	—

Stockholders' equity
Common stock	327	240
($0.01 par value; 400,000,000 shares authorized, 32,658,823 and 24,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)
Additional paid-in capital	316,334	178,543
Accumulated other comprehensive loss	(1,293)	(11,372)
Retained earnings	49,303	24,666
Total stockholders' equity	364,671	192,077
Total mezzanine equity and stockholders' equity	364,826	192,077

Total liabilities, mezzanine equity and stockholders' equity	$1,547,662	$1,027,859
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$196,976	$148,919	$510,948	$361,367
Ceded written premiums	(68,643)	(49,581)	(179,710)	(121,639)
Net written premiums	128,333	99,338	331,238	239,728
Change in net unearned premiums	(23,153)	(28,464)	(52,991)	(51,818)
Net earned premiums	105,180	70,874	278,247	187,910

Net investment income	11,491	5,188	27,928	12,589
Net realized investment losses	(18)	—	(16)	—
Other insurance-related income	108	31	171	94
Total revenues	116,761	76,093	306,330	200,593

Expenses
Net losses and loss adjustment expenses	67,824	42,796	181,162	113,664
Net acquisition costs	9,163	5,617	23,267	15,148
Operating expenses	22,386	16,376	65,761	45,456
Non-operating expenses	487	—	2,185	—
Warrant expense	792	—	1,125	—
Credit facility interest expenses and fees	252	—	477	—
Foreign exchange losses	37	40	67	21
Total expenses	100,941	64,829	274,044	174,289

Income before income taxes	15,820	11,264	32,286	26,304

Income tax expense	(3,728)	(2,556)	(7,649)	(6,041)

Net income	$12,092	$8,708	$24,637	$20,263

Other comprehensive income
Change in unrealized loss on investments (net of income tax (expense) benefit of $(2,928), $854, $(2,679), $735, respectively	11,016	(3,211)	10,079	(2,765)
Total comprehensive income	$23,108	$5,497	$34,716	$17,498

Earnings per share:
Basic	$0.37	$0.36	$0.88	$0.84
Diluted	$0.36	$0.36	$0.87	$0.84

Weighted average shares outstanding:
Basic	32,658,823	24,000,000	28,119,193	24,000,000
Diluted	33,263,958	24,000,000	28,352,420	24,000,000
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Mezzanine Equity and Stockholders' Equity
($ in thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2023	24,000,000	$240	$—		$178,543	$(11,372)	$24,666	$192,077
Net income	—	—	—		—	—	7,012	7,012
Other comprehensive loss, net of tax	—	—	—		—	(916)	—	(916)
Capital contribution from parent	—	—	—		2,839	—	—	2,839
Capital distribution to parent	—	—	—		—	—	—	—
Stock-based compensation expense	—	—	—		225	—	—	225
Balance, March 31, 2024	24,000,000	$240	$—		$181,607	$(12,288)	$31,678	$201,237
Net income	—	—	—		—	—	5,533	5,533
Other comprehensive loss, net of tax	—	—	—		—	(21)	—	(21)
Capital contribution from parent	—	—	—		—	—	—	—
Capital distribution to parent	—	—	—		—	—	—	—
Stock-based compensation expense	—	—	46		1,801	—	—	1,847
Warrant expense	—	—	—	—	332	—	—	332
Proceeds from initial public offering, net	8,658,823	87	—		130,896	—	—	130,983
Balance, June 30, 2024	32,658,823	$327	$46		$314,636	$(12,309)	$37,211	$339,911
Net income	—	—	—		—	—	12,092	12,092
Other comprehensive income, net of tax	—	—	—		—	11,016	—	11,016
Capital contribution from parent	—	—	—		—	—	—	—
Capital distribution to parent	—	—	—		—	—	—	—
Stock-based compensation expense	—	—	109		906	—	—	1,015
Warrant expense	—	—	—		792	—	—	792
Proceeds from initial public offering, net	—	—	—		—	—	—	—
Balance, September 30, 2024	32,658,823	$327	$155		$316,334	$(1,293)	$49,303	$364,826

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Mezzanine Equity and Stockholders' Equity
($ in thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2022	24,000,000	$240	$—	$100,204	$(16,689)	$(381)	$83,374
Net income	—	—	—	—	—	5,000	5,000
Other comprehensive income, net of tax	—	—	—	—	3,164	—	3,164
Capital contribution from parent	—	—	—	18,000	—	—	18,000
Capital distribution to parent	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	109	—	—	109
Balance, March 31, 2023	24,000,000	$240	$—	$118,313	$(13,525)	$4,619	$109,647
Net income	—	—	—	—	—	6,555	6,555
Other comprehensive loss, net of tax	—	—	—	—	(2,718)	—	(2,718)
Capital contribution from parent	—	—		13,000	—	—	13,000
Capital distribution to parent	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	157	—	—	157
Balance, June 30, 2023	24,000,000	240	$—	$131,470	$(16,243)	$11,174	$126,641
Net income	—	—	—	—	—	8,708	8,708
Other comprehensive income, net of tax	—	—	—	—	(3,211)	—	(3,211)
Capital contribution from parent	—	—	—	22,061	—	—	22,061
Capital distribution to parent	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	227	—	—	227
Balance, September 30, 2023	24,000,000	240	$—	$153,758	$(19,454)	$19,882	$154,426

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
	($ in thousands)
Cash flows from operating activities:
Net income	$24,637	$20,263
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	16	—
Amortization of premium/discounts on fixed maturity securities	(2,929)	(1,839)
Stock‐based compensation	3,087	492
Depreciation and amortization	2,768	1,458
Non-cash lease expense	747	433
Deferred income taxes	(4,727)	(3,293)
Warrant expense	1,125	—
Net changes in operating assets and liabilities:
Accrued investment income	(2,458)	(1,848)
Premium balances receivable	(7,889)	(7,691)
Reinsurance recoverable	(85,622)	(52,206)
Prepaid reinsurance premiums	(29,401)	(30,738)
Deferred policy acquisition costs	(7,056)	(5,216)
Income taxes receivable	782	(117)
Other assets	(7,268)	(1,520)
Reserve for losses and loss expenses	248,382	157,279
Unearned premium	82,392	82,556
Reinsurance balances payable	13,722	15,102
Accrued expenses	(204)	(704)
Income taxes payable	(13)	49
Other liabilities	2,774	2,391
Net cash provided by operating activities	232,865	174,851
Net cash used in investing activities
Purchases of:
Fixed maturity securities	(458,431)	(217,859)
Short-term investments	(9,907)	(21,406)
Proceeds from the sale and maturity of:
Fixed maturity securities	137,223	16,655
Short-term investments	8,980	51,494
Purchase of property and equipment, net	(2,605)	(2,895)
Net cash used in investing activities	(324,740)	(174,011)
Net cash provided by financing activities
Capital contribution from parent	2,839	53,061
Proceeds from initial public offering, net	130,983	—
Net cash provided by financing activities	133,822	53,061
Net change in cash, cash equivalents and restricted cash	41,947	53,901
Cash, cash equivalents and restricted cash, beginning of period	119,768	80,651
Cash, cash equivalents and restricted cash, end of period	$161,715	$134,552
Reconciliation of restricted cash
Cash and cash equivalents	$132,893	$126,662
Restricted cash and cash equivalents	28,822	7,890
Total cash and cash equivalents and restricted cash	$161,715	$134,552
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Nature of Operations and Significant Accounting Policies
Nature of Operations
Bowhead Specialty Holdings Inc. (“BSHI” and, together with its subsidiaries, “the Company”), is a Delaware domiciled insurance holding company that provides specialty property and casualty insurance products in the U.S., initially focusing on Casualty, Professional Liability and Healthcare Liability risks, which are primarily written on a non-admitted (or excess and surplus (“E&S”)) basis. On March 19, 2024, the Company amended its certificate of incorporation of Bowhead Holdings Inc. to change the name of the Company to Bowhead Specialty Holdings Inc.
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
BSUI is party to three Managing General Agency Agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of American Family Mutual Insurance Company, S.I., (“AFMIC” and together with its wholly-owned subsidiaries, “AmFam”). AmFam beneficially owns approximately 18.6% of BSHI’s issued and outstanding common stock as of September 30, 2024. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from such brokers to BSUI. Through these MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a ceding fee on net premiums assumed by BICI (“Ceding Fee”). BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
The Company is organized as a single operating and reportable segment through which it offers a variety of specialty insurance products to a number of markets.
Basis of Presentation
The accompanying condensed consolidated financial statements for BSHI and its wholly-owned subsidiaries (collectively, “Bowhead”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, the disclosures provided herein should be read in conjunction with the Company’s latest annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position. All intercompany transactions and balances are eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Management bases its estimates and assumptions on historical experience and other factors, including the current economic environment and on various other judgments that it believes to be reasonable under the circumstances. Management periodically reviews its estimates and assumptions and makes adjustments thereto when facts and circumstances dictate. Changes in accounting estimates and underlying assumptions are recognized prospectively in the condensed consolidated financial statements.
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
Initial Public Offering
On May 28, 2024, the Company completed an upsized initial public offering (the “IPO”) with the sale of 8,658,823 shares of common stock at a price to the public of $17.00 per share, including 1,129,411 shares sold upon the exercise in full of the underwriters’ option to purchase additional shares. After underwriter discounts, commissions and offering expenses, net proceeds to the Company from the IPO were approximately $131.0 million.
Other Insurance-Related Income
Other insurance-related income includes fees associated with the issuance of policies, which are earned on the effective date of the underlying policy, and revenue we receive for providing insurance-related services, which are earned on a pro-rata basis over the service period.
Stock-Based Compensation
Class P Interests
Bowhead Insurance Holdings LP (“BIHL”), which was previously a majority owner of the Company, issued Class P Interests to certain employees in connection with the Company’s pre-IPO employee compensation structure. Each Class P Interest is structured as a profit interest award and entitles the employees to profits after the partners of BIHL receive a return of their initial investment. The Class P Interests are accounted for as equity under accounting standards codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”). The fair value of the compensation cost incurred under these awards is measured at the date of grant based on the fair value of the award and is recognized as operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income, using a graded method over the requisite service period. The Company recognizes any award forfeitures when they occur.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
The Company has not adopted any new accounting standards during the three and nine months ended September 30, 2024.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
2.Investments
The following table summarizes the amortized cost and fair value of the Company’s fixed maturity securities, all of which are classified as available for sale:

		Gross Unrealized
As of September 30, 2024	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$309,181	$747	$(54)	$309,874
State and municipal	68,779	163	(3,566)	65,376
Commercial mortgage-backed securities	61,453	1,082	(680)	61,855
Residential mortgage-backed securities	174,766	3,473	(3,769)	174,470
Asset-backed securities	82,743	732	(475)	83,000
Corporate	196,031	2,161	(1,515)	196,677
Total	$892,953	$8,358	$(10,059)	$891,252

		Gross Unrealized
As of December 31, 2023	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$252,294	$579	$(332)	$252,541
State and municipal	55,984	—	(5,264)	50,720
Commercial mortgage-backed securities	26,573	29	(1,166)	25,436
Residential mortgage-backed securities	79,032	680	(5,010)	74,702
Asset-backed securities	42,964	32	(963)	42,033
Corporate	112,166	80	(3,054)	109,192
Total	$569,013	$1,400	(15,789)	$554,624

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
a)Contractual Maturity of Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities at September 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

As of September 30, 2024	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$133,335	$133,341
Due after one year through five years	330,832	329,839
Due after five years through ten years	79,882	80,370
Due after ten years	29,942	28,377
	573,991	571,927
Commercial mortgage-backed securities	61,453	61,855
Residential mortgage-backed securities	174,766	174,470
Asset-backed securities	82,743	83,000
Total	$892,953	$891,252

As of December 31, 2023	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$254,656	$254,443
Due after one year through five years	122,274	118,585
Due after five years through ten years	27,145	25,265
Due after ten years	16,369	14,160
	420,444	412,453
Commercial mortgage-backed securities	26,573	25,436
Residential mortgage-backed securities	79,032	74,702
Asset-backed securities	42,964	42,033
Total	$569,013	$554,624

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
b)Net Investment Income
The components of net investment income were derived from the following sources:

	Three Months Ended September 30,
	2024	2023
	($ in thousands)
U.S. government and government agency	$3,793	$1,224
State and municipal	467	387
Commercial mortgage-backed securities	761	375
Residential mortgage-backed securities	1,955	256
Asset-backed securities	719	1,044
Corporate	1,611	925
Short-term investments	134	186
Cash and cash equivalents	2,273	916
Gross investment income	11,713	5,313
Investment expenses	(222)	(125)
Net investment income	$11,491	$5,188

	Nine Months Ended September 30,
	2024	2023
	($ in thousands)
U.S. government and government agency	$11,316	$2,162
State and municipal	1,241	1,163
Commercial mortgage-backed securities	1,603	1,003
Residential mortgage-backed securities	4,118	718
Asset-backed securities	1,760	2,537
Corporate	3,614	2,514
Short-term investments	350	817
Cash and cash equivalents	4,493	2,011
Gross investment income	28,495	12,925
Investment expenses	(567)	(336)
Net investment income	$27,928	$12,589
c)Net Realized Investment Gains (Losses)
There were $18.1 thousand and $16.2 thousand net realized investment losses for the three and nine months ended September 30, 2024 from the sale of investments and nil for the three and nine months ended September 30, 2023.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table summarizes the value of the Company’s restricted assets disclosed in the Condensed Consolidated Balance Sheets:

As of	September 30, 2024	December 31, 2023
	($ in thousands)
U.S. government and government agency	$211,665	$142,297
State and municipal	30,928	19,585
Commercial mortgage-backed securities	33,354	9,333
Residential mortgage-backed securities	96,991	35,313
Asset-backed securities	39,714	23,798
Corporate	103,839	49,632
Restricted fixed maturity securities	516,491	279,958
Restricted short-term investments	10,002	4,864
Restricted cash and cash equivalents	28,822	1,698
Restricted assets	$555,315	$286,520
e)Gross Unrealized Losses
The following table summarizes available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
As of September 30, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$30,291	$(17)	$15,195	$(37)	$45,486	$(54)
State and municipal	523	(3)	46,911	(3,563)	47,434	(3,566)
Commercial mortgage-backed securities	843	(2)	17,194	(678)	18,037	(680)
Residential mortgage-backed securities	13,139	(46)	31,982	(3,723)	45,121	(3,769)
Asset-backed securities	19,846	(66)	10,604	(409)	30,450	(475)
Corporate	14,733	(28)	55,009	(1,487)	69,742	(1,515)
Total	$79,375	$(162)	$176,895	$(9,897)	$256,270	$(10,059)

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$48,598	$(69)	$10,970	$(263)	$59,568	$(332)
State and municipal	2,992	(14)	47,728	(5,250)	50,720	(5,264)
Commercial mortgage-backed securities	2,485	(53)	18,423	(1,113)	20,908	(1,166)
Residential mortgage-backed securities	17,536	(609)	31,502	(4,401)	49,038	(5,010)
Asset-backed securities	16,253	(71)	18,491	(892)	34,744	(963)
Corporate	24,976	(173)	62,733	(2,881)	87,709	(3,054)
Total	$112,840	$(989)	$189,847	$(14,800)	$302,687	$(15,789)
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
The fair values of short-term investments approximate their carrying values due to their short-term maturity.
The following table presents the Company’s investments measured at fair value by level:

As of September 30, 2024	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$308,625	$1,249	$—	$309,874
State and municipal	—	65,376	—	65,376
Commercial mortgage-backed securities	—	61,855	—	61,855
Residential mortgage-backed securities	—	174,470	—	174,470
Asset-backed securities	—	83,000	—	83,000
Corporate	—	196,677	—	196,677
Total fixed maturity securities	308,625	582,627	—	891,252
Short-term investments	10,002	—	—	10,002
Total investments	$318,627	$582,627	$—	$901,254

As of December 31, 2023	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$251,332	$1,209	$—	$252,541
State and municipal	—	50,720	—	50,720
Commercial mortgage-backed securities	—	25,436	—	25,436
Residential mortgage-backed securities	—	74,702	—	74,702
Asset-backed securities	—	42,033	—	42,033
Corporate	—	109,192	—	109,192
Total fixed maturity securities	251,332	303,292	—	554,624
Short-term investments	3,960	4,864	—	8,824
Total investments	$255,292	$308,156	$—	$563,448

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4.Reserve for Losses and Loss Adjustment Expenses
The table below provides a reconciliation of the beginning and ending reserve balances for the nine months ended September 30, 2024 and September 30, 2023:

	September 30, 2024	September 30, 2023
	($ in thousands)
Gross reserves for losses and loss adjustment expenses, beginning of year	$431,186	$207,051
Reinsurance recoverable on unpaid losses, beginning of year	136,273	63,381
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$294,913	$143,670

Net incurred losses and loss adjustment expenses related to:
Current accident year	181,162	113,028
Prior accident years	—	636
	181,162	113,664
Net paid losses and loss adjustment expenses related to:
Current accident year	2,106	1,028
Prior accident years	17,071	6,344
	19,177	7,372

Net reserves for unpaid losses and loss adjustment expenses, end of period	$456,897	$249,962
Reinsurance recoverable on unpaid losses, end of period	222,671	114,368
Gross reserves for losses and loss adjustment expenses, end of period	$679,568	$364,330
During the nine months ended September 30, 2024 and 2023, there was nil and $0.6 million of prior accident year unfavorable loss development, respectively.
5.Premiums and Reinsurance Related Information
The following table summarizes the effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses:

Three Months Ended September 30, 2024	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$196,976	$161,683	$102,805
Ceded	(68,643)	(56,503)	(34,981)
Net	$128,333	$105,180	$67,824

Three Months Ended September 30, 2023	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$148,919	$106,262	$63,631
Ceded	(49,581)	(35,388)	(20,835)
Net	$99,338	$70,874	$42,796

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2024	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$510,948	$428,556	$272,011
Ceded	(179,710)	(150,309)	(90,849)
Net	$331,238	$278,247	$181,162

Nine Months Ended September 30, 2023	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$361,367	$278,811	$166,021
Ceded	(121,639)	(90,901)	(52,357)
Net	$239,728	$187,910	$113,664
All assumed amounts are assumed through the AmFam Quota Share Agreement as described in Note 11.
For the three months ended September 30, 2024 and 2023, Bowhead ceded $8.3 million and $5.2 million of written premium, $6.0 million and $2.7 million of earned premium and $3.6 million and $1.5 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
For the nine months ended September 30, 2024 and 2023, Bowhead ceded $20.2 million and $12.5 million of written premium, $15.4 million and $5.3 million of earned premium and $9.3 million and $3.0 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
The following table summarizes reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:

As of	September 30, 2024	December 31, 2023
	($ in thousands)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$222,671	$136,273
Reinsurance recoverable on paid losses and loss adjustment expenses	2,340	3,116
Reinsurance recoverable	$225,011	$139,389
The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of September 30, 2024 and December 31, 2023:

Reinsurer	A.M. Best Rating	September 30, 2024	December 31, 2023
Renaissance Reinsurance U.S. Inc	A+	29.7%	29.8%
Endurance Assurance Corporation	A+	23.8%	24.4%
Markel Global Reinsurance Company	A	21.7%	24.5%
Ascot Bermuda Limited	A	9.3%	7.3%
American Family Connect Property and Casualty Insurance Company	A	6.7%	4.2%
Partner Reinsurance Company of the U.S.	A+	5.2%	8.5%
All other reinsurers	At least A	3.6%	1.3%
Total		100.0%	100.0%
As of September 30, 2024 and December 31, 2023, $15.1 million and $5.9 million, respectively, of the Company’s reinsurance recoverable balance is with a subsidiary of AmFam.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
6.Leases
The Company and its subsidiaries had a right to use two distinct office spaces in New York and Chicago under separate lease agreements. All of the Company’s leases are classified as operating leases and the Company was not party to any finance lease arrangements as of and during the three and nine months ended September 30, 2024 and 2023. The right of use (“ROU”) asset and lease liability balances as of September 30, 2024 were $3.8 million and $4.1 million, respectively, and the ROU asset and lease liability balances as of December 31, 2023, were $0.5 million and $0.7 million, respectively.
The terms of the operating leases range from three and a half years to five years, from the dates the Company gained access to the spaces, through and to the stated termination dates, which expire in May 2025 and December 2027, respectively. Although the Chicago operating lease agreement contains an option to extend the lease term, the Company is not reasonably certain it will exercise this option. Due to this uncertainty, in the measurement of the lease liability, the Company has excluded the period covered by the renewal option from the lease terms.
The Chicago operating lease agreement contains rent escalation features that are reflected in the Company’s lease liability balances. Since the discount rates implicit in the leases are not readily available, the Company used an incremental borrowing rate to discount the remaining lease payments in measuring the lease liability. The Company did not incur any initial direct costs or make prepayments in connection with its lease arrangements; as such, these amounts are not reflected in the ROU asset.
Lease expense for the three months ended September 30, 2024 and 2023 was $0.4 million and $0.1 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $0.8 million and $0.4 million, respectively. Lease expense is recognized on a straight-line basis over the lease term in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The Company has immaterial variable lease costs and no short-term leases for the three and nine months ended September 30, 2024 and 2023.
The following table summarizes the Company’s future minimum lease payment obligations under non-cancelable operating leases as of September 30, 2024:

As of	September 30, 2024
($ in thousands)
Contractual maturities:
Remaining 2024	$385
2025	1,421
2026	1,331
2027	1,331
Later years	—
Total undiscounted future minimum lease payments	4,468
Less: Discount impact	325
Total discounted operating lease liability	$4,143
The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases as of September 30, 2024 were 3.2 years and 4.9%, respectively.
Cash paid for operating leases for the three months ended September 30, 2024 and 2023 was $0.5 million and $0.2 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $0.9 million and $0.6 million, respectively. There were no non-cash additions from new and remeasured leases that resulted in an increase to the ROU asset and lease liability.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
7.Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of September 30, 2024. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the Facility.
Interest on the Facility is based on a floating rate indexed to either (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, (ii) the greater of (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum and (c) the adjusted term SOFR rate for a one-month interest period plus 1% per annum, plus an applicable rate, or (iii) the adjusted daily simple SOFR plus an applicable rate. As of September 30, 2024, the Company did not have any borrowings outstanding under the Facility.
The Company had unamortized deferred financing fees related to the Facility of $1.5 million as of September 30, 2024, and recognized amortization expenses for deferred financing fees of $0.3 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.
8.Stockholders' Equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share and 100,000,000 shares of preferred stock, par value $0.01 per share.
BIHL Contribution
During the three months ended September 30, 2024 and 2023, BIHL contributed additional paid-in capital of nil and $22.3 million, respectively, to the Company without issuing additional shares.
During the nine months ended September 30, 2024 and 2023, BIHL contributed additional paid-in capital of $4.5 million and $53.6 million, respectively, to the Company without issuing additional shares.
Public Offerings
On May 23, 2024, the Company completed an upsized IPO with the sale and issuance of 8,658,823 shares of its common stock at a price of $17.00 per share. The Company received net proceeds from the offering of $131.0 million.
9.Stock-Based Compensation
Class P Interests
On October 14, 2020, BIHL established and authorized for issuance 40,750,000 Class P Interests for certain key employees of the Company. In December 2023 and January 2024, BIHL authorized for issuance an additional 4,766,315 and 553,048 Class P Interests, respectively, for a total of 46,069,363 Class P Interests authorized for issuance. Each grant is subject to vesting and repurchase provisions, as well as other conditions.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On June 30, 2024, in preparation for the dissolution of BIHL, the general partner of BIHL approved the valuation and the acceleration of unvested Class P Interests, which prior to the dissolution of BIHL are exchanged for shares of the Company’s common stock held by BIHL with no further vesting conditions. Accordingly, on June 30, 2024, the Company accelerated the remaining unrecognized compensation cost associated with the Class P Interests of $1.3 million through operating expenses within the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. On September 9, 2024, in contemplation of the dissolution of BIHL, the general partner of BIHL approved the full vesting of unvested Class P Interests, and the holders of outstanding Class P Interests subsequently received a distribution of shares of the Company’s common stock held by BIHL with no further vesting conditions. See Note 15 for additional information on the dissolution of BIHL.
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
On May 22, 2024, the Board approved the grant of RSUs to the Company’s employees and certain Board directors, and PSUs to its CEO. As of September 30, 2024, 895,262 shares of common stock were granted under the 2024 Plan.
Restricted Stock Units
On May 22, 2024, the Board approved the grant of 762,115 RSUs with a grant-date fair value of $17.00 per share. Additional RSUs were granted after May 22, 2024 based on the grant-date fair value of Bowhead’s common stock. The RSUs issued to employees and a one-time issuance to one of the Company’s directors have a four-year vesting period. These RSUs vest 20% per year for the first three years following issuance and 40% at the end of the fourth year, and are contingent upon the employee’s continuous employment or the director’s continuous service as a director with the Company throughout the vesting period. In addition, the RSUs issued to directors of the Company under the Company’s non-employee director compensation policy are contingent upon the director’s continuous service as a director through the vesting date, which is the earliest of: (a) the one-year anniversary of the grant date, (b) the date of the regular annual meeting of the Company’s stockholders held following the grant date, or (c) the date of the consummation of a change in control.
The following table provides a summary of RSU activities during the nine months ended September 30, 2024:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2023	—	$—
Granted	772,026	17.13
Vested	—	—
Forfeited	(6,175)	17.00
Granted and unvested at September 30, 2024	765,851	$17.13
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.
The Company recognized compensation costs associated with the RSUs of $0.9 million and $1.3 million, respectively, in the three and nine-month periods ended September 30, 2024, compared to nil for the same periods in 2023.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of September 30, 2024, total unrecognized compensation cost for the RSUs was $11.8 million and the weighted average period over which the cost is expected to be recognized is approximately 3.5 years.
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

The following table provides a summary of PSU activity during the nine months ended September 30, 2024:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2023	—	$—
Granted	129,411	10.04
Vested	—	—
Forfeited	—	—
Granted and unvested at September 30, 2024	129,411	$10.04
The following table summarizes the significant inputs used in the Monte Carlo simulation model to determine the grant-date fair value of the PSUs awarded:

Inputs
Expected term (in years)	3.0
Expected volatility	27.0%
Expected dividend yield	—%
Risk-free interest rate	4.6%
The Company recognizes the compensation cost for PSUs on a straight-line basis over the award’s vesting period.
The Company recognized compensation costs associated with the PSUs of $0.1 million and $0.2 million, respectively, in the three and nine-month periods ended September 30, 2024, compared to nil for the same periods in 2023.
As of September 30, 2024, total unrecognized compensation cost for the PSUs was $1.1 million and the weighted average period over which the cost is expected to be recognized is approximately 2.6 years.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of September 30, 2024, none of the Warrants have vested or have been exercised.
The following table summarizes the significant inputs used in the Black-Scholes-Merton pricing models to determine the grant-date fair value of the Warrants issued:

	Initial Warrants	Overallotment Warrants
Expected term (in years)	10.0	10.0
Expected volatility	34.0%	34.0%
Expected dividend yield	—%	—%
Risk-free interest rate	4.4%	4.5%
The Company recognizes compensation cost for the Warrants on a quarterly basis over the awards’ vesting period.
The Company recognized compensation costs associated with the Warrants of $0.8 million and $1.1 million in the three and nine-month periods ended September 30, 2024, compared to nil for the same period in 2023. As of September 30, 2024, total unrecognized compensation cost for the Warrants were $14.6 million.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
10.Earnings Per Share
The following table provides the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in thousands, except share and per share data)
Numerator
Net income	$12,092	$8,708	$24,637	$20,263

Denominator
Basic weighted average shares outstanding	32,658,823	24,000,000	28,119,193	24,000,000
Effect of dilutive awards:
Restricted stock units	329,262	—	148,210	—
Performance stock units	108,339	—	50,915	—
Warrants(1)	167,534	—	34,102	—
Diluted weighted average shares outstanding	33,263,958	24,000,000	28,352,420	24,000,000

Earnings per share
Basic	$0.37	$0.36	$0.88	$0.84
Diluted	$0.36	$0.36	$0.87	$0.84
__________________
(1)As of September 30, 2024 and 2023, there were nil anti-dilutive awards for both periods that were excluded from the calculation of diluted weighted-average shares outstanding.

11.Related Party Transactions
BIHL is a limited partnership domiciled in the State of Delaware. BIHL’s capital partners include GPC Partners (Investments (SPV III) LP (“GPC Fund”), AmFam, and other minority owners as partners in BIHL. As of September 30, 2024, BIHL owned 0.2% of the Company, and has contributed $316.3 million into the Company, of which nil and $22.3 million were contributed in the three months ended September 30, 2024 and 2023, respectively, and of which $4.5 million and $53.6 million were contributed in the nine months ended September 30, 2024 and 2023, respectively.
BICI is party to the AmFam Quota Share Agreement, which has been effective since 2020. Under the quota share agreement, BICI assumes 100% of all Casualty, Professional Liability, Healthcare Liability, and Baleen Specialty risks, net of inuring third-party reinsurance, written on behalf of AmFam by BSUI. AmFam receives a ceding fee on net premiums assumed by BICI. BICI is required to set aside assets in a trust to secure a portion of its reinsurance recoverable obligation under the agreement.
BSUI has separate MGA Agreements with each of the AmFam Issuing Carriers. Under these agreements, BSUI is permitted to issue insurance policies on behalf of the AmFam Issuing Carriers and is also responsible for providing accounting, claims handling and other necessary services to the AmFam Issuing Carriers to support its respective regulatory, statutory and other compliance requirements. BSUI is entitled to commission in exchange for these services, which is adjusted to equal actual costs for each month in accordance with the terms of the MGA Agreements.
In 2024 and 2023, BICI entered into a ceded quota share reinsurance treaty and a ceded excess of loss reinsurance treaty with reinsurers, in which a separate subsidiary of AmFam participated. In addition, BICI also entered into ceded cyber professional lines quota share reinsurance treaties with reinsurers, in which a subsidiary of AmFam also participated.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended September 30, 2024 and 2023, Bowhead incurred $2.4 million and $1.6 million of ceding fees under the AmFam Quota Share Agreement, respectively, and ceded $8.3 million and $5.2 million of written premiums to AmFam under the ceded reinsurance treaties described above, respectively.
For the nine months ended September 30, 2024 and 2023, Bowhead incurred $6.2 million and $4.1 million of ceding fees under the AmFam Quota Share Agreement, respectively, and ceded $20.2 million and $12.5 million of written premiums to AmFam under these ceded reinsurance treaties described above, respectively.
12.Income Taxes
For the three months ended September 30, 2024 and 2023, the Company recorded income tax expense of $3.7 million and $2.6 million, respectively. The effective tax rate was approximately 23.6% for the three months ended September 30, 2024, compared to 22.7% for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 differs from the statutory tax rate of 21.0% primarily due to state taxes and non-deductible expenses. The effective tax rate for the three months ended September 30, 2023 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and the current period impact from a change of estimate in the prior year.
For the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $7.6 million and $6.0 million, respectively. The effective tax rate was approximately 23.7% for the nine months ended September 30, 2024 compared to 23.0% for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 differs from the statutory tax rate of 21.0% primarily due to state taxes and non-deductible expenses. The effective tax rate for the nine months ended September 30, 2023 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and the current period impact from a change of estimate in the prior year.
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
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments, other than short-term investments and investments in U.S. government and government agency securities, in excess of 10.0% of the Company’s mezzanine equity and stockholders’ equity at September 30, 2024 and December 31, 2023.
Premium Balances Receivable
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations relating to the payments of premium balances owed to the Company.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the brokers that make up more than 10.0% of the Company’s gross written premium for the nine months ended September 30, 2024 and 2023:

Brokers	2024	2023
AmWINS Group, Inc.	23.3%	11.9%
Ryan Specialty Group Holdings, Inc.	22.2%	29.0%
Marsh & McLennan Companies	12.8%	14.0%
For the nine months ended September 30, 2024 and 2023, the Company recorded an allowance for uncollectible premiums of nil in both periods.
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
At September 30, 2024 and December 31, 2023, 100% of the Company’s reinsurers are rated “A” (Excellent) or better by A.M. Best. At September 30, 2024, the three largest balances by reinsurer accounted for 29.7%, 23.8%, and 21.7% of the Company’s reinsurance recoverable balance and at December 31, 2023, the three largest balances by reinsurer accounted for 29.8%, 24.5%, and 24.4% of the Company’s reinsurance recoverable balance. Refer to Note 5 for further information.
b)Purchase Obligations
The Company has entered into software service agreements that have purchase obligations depending on the amount of premiums written. The fixed and determinable portion of such purchase obligations was approximately $1.8 million due for the years 2025 - 2028 at September 30, 2024. The obligations will increase depending on the amount of premium written by the Company over the respective years.
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
d)Other
The Company has incurred certain employment taxes, penalties and interests related to the employment taxes for an employee domiciled in the United Kingdom since 2021. The Company accrued approximately $1.5 million as of September 30, 2024 and December 31, 2023, which represents its best estimate of taxes, interest, and penalties owed and for which it expects to settle in 2024.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
14.Segment, Geographic, and Product Line Information
The Company is a specialty insurance group that generates revenues by underwriting and offering a variety of specialty insurance products to domestic markets through four distinct underwriting divisions. The chief operating decision maker (“CODM”) is the individual responsible for allocating resources to and assessing the financial performance of segments of the entity. The CODM of the Company, the CEO, assesses the financial health and performance of the Company and makes resource allocation decisions on a consolidated basis; accordingly, the Company has a single operating and reportable segment.
The following table presents revenues by underwriting division for the three months ended September 30, 2024 and 2023:

Underwriting Division	2024	2023
	($ in thousands)
Casualty	$81,211	$58,786
Professional Liability	25,467	24,261
Healthcare Liability	21,331	16,291
Baleen Specialty	324	—
Net written premiums	$128,333	$99,338
The following table presents revenues by underwriting division for the nine months ended September 30, 2024 and 2023:

Underwriting Division	2024	2023
	($ in thousands)
Casualty	$219,992	$140,725
Professional Liability	64,272	62,301
Healthcare Liability	46,642	36,702
Baleen Specialty	332	—
Net written premiums	$331,238	$239,728
The Company’s operations and assets are located entirely within the United States, and all of its revenues are attributed to United States-based policyholders.
The Company has no single major customer representing ten percent or more of its total revenues during nine months ended September 30, 2024 and 2023.
15.    Subsequent Events
Management of BSHI has evaluated all events occurring after September 30, 2024 to determine whether any event required either recognition or disclosure in the financial statements.
On July 15, 2024, BIHL received regulatory approval to effectuate a divestiture of its ownership interest in BSHI after August 2, 2024. This divestiture will involve the dissolution of BIHL, which is expected to be completed prior to December 31, 2024.

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
Overview
Bowhead Specialty Holdings Inc. (“BSHI” or the “Company”) is a profitable and growing company providing specialty Property and Casualty (“P&C”) products. We focus on providing craft solutions in our specialty lines and classes of business that we believe require deep underwriting and claims expertise in order to produce attractive financial results. We have initially focused on underwriting Casualty, Professional Liability and Healthcare Liability risks where our management team has deep experience. Across our underwriting divisions, our policyholders vary in size, industry and complexity and require specialized, innovative and customized solutions where we individually underwrite and structure policies for each account. As a result, our products are primarily written on an excess and surplus lines (“E&S”) basis, where we have flexibility of rate and policy form. We distribute our products through carefully selected relationships with leading distribution partners in both the wholesale and retail markets.
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

Net realized investment losses
Net realized investment losses are a function of the difference between the amortized cost of securities sold and the proceeds received by the Company upon the sale of a security. Unrealized investment gains (losses) on fixed maturity securities are recorded within accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.
Other insurance-related income
Other insurance-related income represent fees associated with the issuance of policies and revenue we receive for providing insurance-related services.
Non-operating expenses
Non-operating expenses represent expenses related to various transactions that we consider to be unique and non-recurring in nature, including expenses related to our initial public offering (the “IPO”).
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
Expense ratio, expressed as a percentage, is the ratio of net acquisition costs and operating expenses, less other insurance related income, to net earned premiums.
Combined ratio, expressed as a percentage, is the sum of loss ratio and expense ratio.
Return on equity is net income as a percentage of average beginning and ending mezzanine equity and stockholders’ equity.

Results of Operations
Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023
The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$196,976	$148,919	$48,057	32.3%
Ceded written premiums	(68,643)	(49,581)	(19,062)	38.4%
Net written premiums	$128,333	$99,338	$28,995	29.2%

Revenues
Net earned premiums	$105,180	$70,874	$34,306	48.4%
Net investment income	11,491	5,188	6,303	121.5%
Net realized investment losses	(18)	—	(18)	NM
Other insurance-related income	108	31	77	248.4%
Total revenues	116,761	76,093	40,668	53.4%

Expenses
Net losses and loss adjustment expenses	67,824	42,796	25,028	58.5%
Net acquisition costs	9,163	5,617	3,546	63.1%
Operating expenses	22,386	16,376	6,010	36.7%
Non-operating expenses	487	—	487	NM
Warrant expense	792	—	792	NM
Credit facility interest expenses and fees	252	—	252	NM
Foreign exchange losses	37	40	(3)	(7.5)%
Total expenses	100,941	64,829	36,112	55.7%

Income before income taxes	15,820	11,264	4,556	40.4%
Income tax expense	(3,728)	(2,556)	(1,172)	45.9%
Net income	$12,092	$8,708	$3,384	38.9%

Key Operating and Financial Metrics:
Underwriting income(1)	$5,807	$6,186	$(379)	(6.1)%
Adjusted net income(1)	12,520	8,819	3,701	42.0%
Loss ratio	64.5%	60.4%
Expense ratio	29.9%	31.0%
Combined ratio	94.4%	91.4%
Return on equity(2)	13.7%	24.8%
Adjusted return on equity(1)(2)	14.2%	25.1%
Diluted earnings per share	$0.36	$0.36
Diluted adjusted earnings per share(1)	$0.38	$0.37
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.

(2)For the three months ended September 30, 2024 and 2023, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.
Premiums
The following table presents gross written premiums by underwriting division for the three months ended September 30, 2024 and 2023:

	Three Months ended September 30,
	2024	% of Total	2023	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$120,223	61.0%	$84,865	57.0%	$35,358	41.7%
Professional Liability	44,962	22.9%	39,754	26.7%	5,208	13.1%
Healthcare Liability	31,358	15.9%	24,300	16.3%	7,058	29.0%
Baleen Specialty	433	0.2%	—	—%	433	NM
Gross written premiums	$196,976	100.0%	$148,919	100.0%	$48,057	32.3%
Gross written premiums increased $48.1 million, or 32.3%, to $197.0 million for the three months ended September 30, 2024 from $148.9 million for the three months ended September 30, 2023. The increase in gross written premiums was driven by renewals, including $4.4 million of additional gross written premium from a large audit premium, new business and continued growth in our platform across all four divisions. For the three months ended September 30, 2024 and 2023, E&S business made up 75.8% and 78.7% of gross written premiums, respectively, while admitted business made up 24.2% and 21.3%, respectively. The 2.9 point decrease in the proportion of E&S business written was driven by the Casualty division, where an admitted product was required on specialty business written.
Net written premiums increased $29.0 million, or 29.2%, to $128.3 million for the three months ended September 30, 2024 from $99.3 million for the three months ended September 30, 2023. The increase in net written premiums was primarily due to the growth in gross written premiums for the three months ended September 30, 2024, partially offset by the increase in ceded written premium primarily due to the volume of written premiums subject to the ceded quota share reinsurance treaties within our Casualty underwriting division and the Cyber line of business within our Professional Liability division.
Net earned premiums increased $34.3 million, or 48.4%, to $105.2 million for the three months ended September 30, 2024 from $70.9 million for the three months ended September 30, 2023. The increase in net earned premiums, which included $3.3 million of additional net earned premium from a large audit premium, was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.
Loss ratio
The following table summarizes the components of our loss ratio for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$67,824	64.5%	$42,617	60.1%
Prior accident year reserve development	—	—%	179	0.3%
Total	$67,824	64.5%	$42,796	60.4%

Our loss ratio was 64.5% for the three months ended September 30, 2024 compared to 60.4% for the three months ended September 30, 2023, or an increase of 4.1 points. In the fourth quarter of 2023, we utilized updated current accident year loss ratios reflecting higher industry loss ratios for Casualty, which was carried into our current quarter loss ratios. As Casualty comprised 73.6% of the $48.1 million increase in gross written premiums for the three months ended September 30, 2024 compared to September 30, 2023 and comprised 61.0% of the Company’s gross written premiums compared to 57.0% in the three months ended September 30, 2023, the increase in our loss ratio is primarily driven by the increase in the proportion of business associated with the higher industry loss ratio for Casualty.
Expense ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Expenses	% of Net Earned Premium	Expenses	% of Net Earned Premium
	($ in thousands, except percentages)
Net acquisition costs	$9,163	8.7%	$5,617	7.9%
Operating expenses	22,386	21.3%	16,376	23.1%
Less: Other insurance-related income	(108)	(0.1)%	(31)	—%
Total expense ratio	$31,441	29.9%	$21,962	31.0%
Our expense ratio was 29.9% for the three months ended September 30, 2024 compared to 31.0% for the three months ended September 30, 2023, a decrease of 1.1 points. The decrease in the expense ratio for the three months ended September 30, 2024 was primarily driven by $3.3 million of additional net earned premium from a large audit premium earned within the three months ended September 30, 2024.
Gross acquisition costs as a percentage of gross earned premiums was 15.8% for the three months ended September 30, 2024 compared to 15.0% for the three months ended September 30, 2023, and ceded earned commissions as a percentage of ceded earned premium was 29.0% for the three months ended September 30, 2024 compared to 29.3% for the three months ended September 30, 2023.
Combined ratio
The combined ratio was 94.4% for the three months ended September 30, 2024, compared to 91.4% for the three months ended September 30, 2023. The 3.0 point increase was due to the 4.1 point increase in the loss ratio, partially offset by the 1.1 point decrease in the expense ratio.
Return on equity(1)
Return on equity was 13.7% for the three months ended September 30, 2024, compared to 24.8% for the three months ended September 30, 2023. The 11.1 point decrease was driven by the $210.4 million increase in mezzanine equity and stockholders’ equity from September 30, 2023 driven by $131.0 million of net proceeds from the IPO, capital contributions from Bowhead Insurance Holdings LP (“BIHL”), our sole stockholder prior to the IPO, net income, and reduction in accumulated other comprehensive loss.

__________________
(1)     For the three months ended September 30, 2024 and 2023, net income is annualized to arrive at return on equity.

Investing results
Net investment income increased $6.3 million to $11.5 million for the three months ended September 30, 2024 from $5.2 million for the three months ended September 30, 2023. The increase in net investment income is primarily due to a higher average balance of investments during the three months ended September 30, 2024, which included our fully invested IPO proceeds, and higher yields on invested assets.
Income tax expense
Income tax expense was $3.7 million for the three months ended September 30, 2024, compared to $2.6 million for the three months ended September 30, 2023. Our effective tax rate was 23.6% for the three months ended September 30, 2024, compared to 22.7% for the three months ended September 30, 2023. The effective tax rate may vary slightly from the statutory tax rate due to state taxes and certain tax adjustments for permanent differences.

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$510,948	$361,367	$149,581	41.4%
Ceded written premiums	(179,710)	(121,639)	(58,071)	47.7%
Net written premiums	$331,238	$239,728	$91,510	38.2%

Revenues
Net earned premiums	$278,247	$187,910	$90,337	48.1%
Net investment income	27,928	12,589	15,339	121.8%
Net realized investment gains	(16)	—	(16)	NM
Other insurance-related income	171	94	77	81.9%
Total revenues	306,330	200,593	105,737	52.7%

Expenses
Net losses and loss adjustment expenses	181,162	113,664	67,498	59.4%
Net acquisition costs	23,267	15,148	8,119	53.6%
Operating expenses	65,761	45,456	20,305	44.7%
Non-operating expenses	2,185	—	2,185	NM
Warrant expense	1,125	—	1,125	NM
Credit facility interest expenses and fees	477	—	477	NM
Foreign exchange (gains) losses	67	21	46	219.0%
Total expenses	274,044	174,289	99,755	57.2%

Income before income taxes	32,286	26,304	5,982	22.7%
Income tax expense	(7,649)	(6,041)	(1,608)	26.6%
Net income	$24,637	$20,263	$4,374	21.6%

Key Operating and Financial Metrics:
Underwriting income(1)	$10,790	$13,743	$(2,953)	(21.5)%
Adjusted net income(1)	28,588	20,359	8,229	40.4%
Loss ratio	65.1%	60.5%
Expense ratio	31.9%	32.2%
Combined ratio	97.0%	92.7%
Return on equity(2)	11.8%	22.7%
Adjusted return on equity(1)(2)	13.7%	22.8%
Diluted earnings per share	$0.87	$0.84
Diluted adjusted earnings per share(1)	$1.01	$0.85
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the nine months ended September 30, 2024 and 2023, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	% of Total	2023	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$325,945	63.8%	$203,462	56.3%	$122,483	60.2%
Professional Liability	114,641	22.4%	102,056	28.2%	12,585	12.3%
Healthcare Liability	69,920	13.7%	55,849	15.5%	14,071	25.2%
Baleen Specialty	442	0.1%	—	—%	442	NM
Gross written premiums	$510,948	100.0%	$361,367	100.0%	$149,581	41.4%
Gross written premiums increased $149.6 million, or 41.4%, to $510.9 million for the nine months ended September 30, 2024 from $361.4 million for the nine months ended September 30, 2023. The increase in gross written premiums was driven by renewals, including $4.4 million of additional gross written premium from a large audit premium, new business and continued growth in our platform across all four divisions. For the nine months ended September 30, 2024 and 2023, E&S business made up 75.6% and 79.1% of gross written premiums, respectively, while admitted business made up 24.4% and 20.9%, respectively. The 3.5 point decrease in the proportion of E&S business written was driven by the Casualty division, where an admitted product was required on specialty business written.
Net written premiums increased $91.5 million, or 38.2%, to $331.2 million for the nine months ended September 30, 2024 from $239.7 million for the nine months ended September 30, 2023. The increase in net written premiums was primarily due to the growth in gross written premiums for the nine months ended September 30, 2024, partially offset by the increase in ceded written premium primarily due to the volume of written premiums subject to the ceded quota share reinsurance treaties within our Casualty underwriting division and the Cyber line of business within our Professional Liability division.
Net earned premiums increased $90.3 million, or 48.1%, to $278.2 million for the nine months ended September 30, 2024 from $187.9 million for the nine months ended September 30, 2023. The increase in net earned premiums, which included $3.3 million of additional net earned premium from a large audit premium, was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.
Loss ratio
The following table summarizes the components of our loss ratio for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$181,162	65.1%	113,028	60.2%
Prior accident year reserve development	—	—%	636	0.3%
Total	$181,162	65.1%	$113,664	60.5%

Our loss ratio was 65.1% for the nine months ended September 30, 2024 compared to 60.5% for the nine months ended September 30, 2023, or an increase of 4.6 points. In the fourth quarter of 2023, we utilized updated current accident year loss ratios reflecting higher industry loss ratios for Casualty, which was carried into our year to date loss ratios. As Casualty comprised 81.9% of the $149.6 million increase in gross written premiums for the nine months ended September 30, 2024 compared to September 30, 2023 and comprised 63.8% of the Company’s gross written premiums compared to 56.3% in the nine months ended September 30, 2023, the increase in our loss ratio is primarily driven by the increase in the proportion of business associated with the higher industry loss ratio for Casualty.
Expense ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
	Expenses	% of Net Earned Premium	Expenses	% of Net Earned Premium
	($ in thousands, except percentages)
Net acquisition costs	$23,267	8.4%	$15,148	8.1%
Operating expenses	65,761	23.6%	45,456	24.2%
Less: Other insurance-related income	(171)	(0.1)%	(94)	(0.1)%
Total expense ratio	$88,857	31.9%	$60,510	32.2%
Our expense ratio was 31.9% for the nine months ended September 30, 2024 compared to 32.2% for the nine months ended September 30, 2023, a decrease of 0.3 points. The decrease in the expense ratio for the nine months ended September 30, 2024 was primarily driven by $3.3 million of additional net earned premium from a large audit premium earned within the nine months ended September 30, 2024, partially offset by our continued investment in the business and the $1.3 million acceleration of remaining stock-based compensation costs associated with Class P interests through operating expenses (see Note 9 within the condensed consolidated financial statements for additional information on the Company’s stock-based compensation).
Gross acquisition costs as a percentage of gross earned premiums was 15.6% for the nine months ended September 30, 2024 compared to 15.1% for the nine months ended September 30, 2023, and ceded earned commissions as a percentage of ceded earned premium was 29.0% for the nine months ended September 30, 2024 compared to 29.5% for the nine months ended September 30, 2023.
Combined ratio
The combined ratio was 97.0% for the nine months ended September 30, 2024, compared to 92.7% for the nine months ended September 30, 2023. The 4.3 point increase was due to the 4.6 point increase in the loss ratio, partially offset by the 0.3 point decrease in the expense ratio.

Return on equity(1)
Return on equity was 11.8% for the nine months ended September 30, 2024, compared to 22.7% for the nine months ended September 30, 2023. The 10.9 point decrease was driven by the $210.4 million increase in mezzanine equity and stockholders’ equity and a $5.2 million reduction in after tax net income as a result of the IPO. Costs incurred as a result of the IPO included non-deferrable and non-recurring costs directly attributable to the IPO, which are disclosed as non-operating expenses within the Consolidated Statements of Income and Comprehensive Income, and additional expenses that were incurred as a result of IPO, which included the acceleration of remaining stock-based compensation costs associated with the Class P interests, expenses associated with the issuances of RSUs, PSUs and warrants, and deferred financing costs associated with the establishment of our Facility. The increase in mezzanine equity and stockholders’ equity from September 30, 2023 was driven by net proceeds from the IPO, net income, capital contributions from BIHL and reduction in accumulated other comprehensive loss.
Investing results
Net investment income increased $15.3 million to $27.9 million for the nine months ended September 30, 2024 from $12.6 million for the nine months ended September 30, 2023. The increase in net investment income is primarily due to a higher average balance of investments during the nine months ended September 30, 2024 and higher yields on invested assets.
Income tax expense
Income tax expense was $7.6 million for the nine months ended September 30, 2024, compared to $6.0 million for the nine months ended September 30, 2023. Our effective tax rate was 23.7% for the nine months ended September 30, 2024, compared to 23.0% for the nine months ended September 30, 2023. The effective tax rate may vary slightly from the statutory tax rate due to state taxes and certain tax adjustments for permanent differences.
__________________
(1)     For the nine months ended September 30, 2024 and 2023, net income is annualized to arrive at return on equity.

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

Underwriting income for the three months ended September 30, 2024 and 2023 reconciles to income before income taxes as follows:

	Three Months Ended September 30,
	2024	2023
	($ in thousands)
Income before income taxes	$15,820	$11,264
Adjustments:
Net investment income	(11,491)	(5,188)
Net realized investment gains	18	—
Other insurance-related income	(108)	(31)
Non-operating expenses	487	—
Warrant expense	792	—
Credit facility interest expenses and fees	252	—
Foreign exchange losses	37	40
Strategic initiatives(1)	—	101
Underwriting income	$5,807	$6,186
__________________
(1)Strategic initiatives for the three months ended September 30, 2023 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.

Underwriting income for the nine months ended September 30, 2024 and 2023 reconciles to income before income taxes as follows:

	Nine Months Ended September 30,
	2024	2023
	($ in thousands)
Income before income taxes	$32,286	$26,304
Adjustments:
Net investment income	(27,928)	(12,589)
Net realized investment gains	16	—
Other insurance-related income	(171)	(94)
Non-operating expenses	2,185	—
Warrant expense	1,125	—
Credit facility interest expenses and fees	477	—
Foreign exchange losses	67	21
Strategic initiatives(1)	2,733	101
Underwriting income	$10,790	$13,743
__________________
(1)Strategic initiatives for the nine months ended September 30, 2024 and 2023 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.

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
Adjusted net income for the three months ended September 30, 2024 and 2023 reconciles to net income as follows:

	Three Months Ended September 30,
	2024		2023
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$15,820	$12,092	$11,264	$8,708
Adjustments:
Net realized investment gains	18	18	—	—
Non-operating expenses	487	487	—	—
Foreign exchange (gains) losses	37	37	40	40
Strategic initiatives(1)	—	—	101	101
Tax impact	—	(114)	—	(30)
Adjusted net income	$16,362	$12,520	$11,405	$8,819
_________________
(1)Strategic initiatives for the three months ended September 30, 2023 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.
Adjusted net income for the nine months ended September 30, 2024 and 2023 reconciles to net income as follows:

	Nine Months Ended September 30,
	2024		2023
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$32,286	$24,637	$26,304	$20,263
Adjustments:
Net realized investment gains	16	16	—	—
Non-operating expenses	2,185	2,185	—	—
Foreign exchange (gains) losses	67	67	21	21
Strategic initiatives(1)	2,733	2,733	101	101
Tax impact	—	(1,050)	—	(26)
Adjusted net income	$37,287	$28,588	$26,426	$20,359
_________________
(1)Strategic initiatives for the nine months ended September 30, 2024 and 2023 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.

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
Adjusted return on equity for the three months ended September 30, 2024 and 2023 reconciles to return on equity as follows:

	Three Months Ended September 30,
	2024	2023
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$50,081	$35,275
Denominator: Average mezzanine equity and stockholders' equity	352,368	140,533
Adjusted return on equity	14.2%	25.1%
_______________
(1)    For the three months ended September 30, 2024 and 2023, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Adjusted return on equity for the nine months ended September 30, 2024 and 2023 reconciles to return on equity as follows:

	Nine Months Ended September 30,
	2024	2023
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$38,117	$27,145
Denominator: Average mezzanine equity and stockholders' equity	278,451	118,900
Adjusted return on equity	13.7%	22.8%
_________________
(1)For the nine months ended September 30, 2024 and 2023, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.
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

Diluted adjusted earnings per share for the three months ended September 30, 2024 and 2023 reconciles to diluted earnings per share as follows:

	Three Months Ended September 30,
	2024	2023
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$12,520	$8,819
Denominator: Diluted weighted average shares outstanding	33,263,958	24,000,000
Diluted adjusted earnings per share	$0.38	$0.37

Diluted adjusted earnings per share for the nine months ended September 30, 2024 and 2023 reconciles to diluted earnings per share as follows:

	Nine Months Ended September 30,
	2024	2023
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$28,588	$20,359
Denominator: Diluted weighted average shares outstanding	28,352,420	24,000,000
Diluted adjusted earnings per share	$1.01	$0.85
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
Our insurance company subsidiary, BICI, is licensed and domiciled in the State of Wisconsin. Under Wisconsin law, BICI is required to maintain specified levels of statutory capital and surplus and is restricted by law as to the amount of dividends it can pay without the approval of regulatory authorities. BICI is restricted from paying dividends by the lesser of: (i) 10% of statutory capital and surplus as of the preceding December 31, or; (ii) the greater of: (A) statutory net income for the calendar year preceding the date of the dividend distribution, minus realized capital gains for that year, or (B) aggregate of net income for the three months preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. As of December 31, 2023, the maximum dividend that BICI could pay without the approval of regulatory authorities was $2.9 million. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted.

State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
As of September 30, 2024, our holding company had $131.9 million in cash and investments. We believe we have sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for the next 12 months.
Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of September 30, 2024. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the days prior to the first or second anniversary of the effective date of the Facility.
As of September 30, 2024, we did not have any borrowings outstanding under the Facility.
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
Our cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
	2024	2023
	($ in thousands)
Net cash provided by operating activities	$232,865	$174,851
Net cash used in investing activities	(324,740)	(174,011)
Net cash provided by financing activities	133,822	53,061
Net change in cash, cash equivalents and restricted cash	$41,947	$53,901
The increase in cash provided by operating activities in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the growth in our business operations compared to the timing of claim payments and subsequent reinsurance recoveries, which occur later than cash collections on premiums.

For the nine months ended September 30, 2024, net cash used in investing activities was $324.7 million due to growth in our business operations. For the nine months ended September 30, 2024, funds from operations and net proceeds from the IPO were used to purchase fixed maturity securities of $458.4 million and short-term investments of $9.9 million. During the nine months ended September 30, 2024, we received proceeds of $137.2 million from sales of fixed maturity securities and $9.0 million from sales of short-term investments. Net cash used in investing activities also includes purchases of property and equipment of $2.6 million.
For the nine months ended September 30, 2023, net cash used in investing activities was $174.0 million. For the nine months ended September 30, 2023, funds from operations were used to purchase fixed maturity securities of $217.9 million and short-term investments of $21.4 million. During the nine months ended September 30, 2023, we received proceeds of $16.7 million from sales of fixed maturity securities and $51.5 million from sales of short-term investments. Net cash used in investing activities also includes purchases of property and equipment of $2.9 million.
For the nine months ended September 30, 2024, net cash provided by financing activities was $133.8 million and primarily reflected net proceeds from the IPO. For the nine months ended September 30, 2023, net cash provided by financing activities was $53.1 million and reflected capital contributions from BIHL.
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
Currently, all of our lines of business (except our Cyber line of business within our Professional Liability division) use a quota share reinsurance treaty where 25.0% of the exposure is ceded to reinsurers. Additionally, all of our lines of business (except Cyber) use an excess of loss reinsurance treaty ceding 60.1% of losses in excess of $5.0 million up to $15.0 million to our reinsurers. Cyber, as a specialized line of business, is placed under a separate quota share structure under which we currently cede 64.0% of the exposure to reinsurers. The only reinsurance covering our Cyber line of business is pursuant to this Cyber-specific quota share reinsurance agreement. Our Cyber line of business does not benefit from our excess of loss reinsurance program and there is no separate excess of loss reinsurance program for our Cyber line of business. In addition to the core treaties outlined above, we may also place additional reinsurance on specific risk classes, as we deem prudent. For example, on March 1, 2024, we placed a quota share treaty covering commercial auto exposure in excess of $1.0 million up to $5.0 million within our Casualty book of business. Our reinsurance treaties are currently subject to caps which currently range from 250% to 350% of the subject matter ceded premium and should these caps be exceeded we would retain any losses in excess of those caps.

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
The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of September 30, 2024:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	29.7%
Endurance Assurance Corporation	A+	23.8%
Markel Global Reinsurance Company	A	21.7%
Ascot Bermuda Limited	A	9.3%
American Family Connect Property and Casualty Insurance Company	A	6.7%
All other reinsurers	At least A	8.8%
Total		100.0%
Contractual Obligations and Commitments
We have entered into software service agreements that have purchase obligations depending on the amount of premiums written. The fixed and determinable portion of these purchase obligations was approximately $1.8 million due for the years 2025 - 2028 at September 30, 2024. The obligations will increase depending on the amount of premium written by the Company over the respective years.
We have entered into a sublease agreement for our office in New York and a lease agreement for our office in Chicago. These are all classified as operating leases. These leases expire in December 2027 and May 2025, respectively. The lease for our Chicago office contains an option to extend the length of the lease term. We are not reasonably certain that we will exercise the option to extend these leases. As of September 30, 2024, the discounted operating lease liabilities were $4.1 million.
Financial Condition
Mezzanine equity and stockholders’ equity
As of September 30, 2024, total mezzanine equity and stockholders’ equity was $364.8 million compared to $192.1 million as of December 31, 2023. The increase in total mezzanine equity and stockholders’ equity as of September 30, 2024 compared to December 31, 2023 was primarily due to net proceeds received from the IPO, net income generated during the period, and capital contributions from BIHL, which include net activity related to stock-based compensation plans.
Dividend declarations
We did not declare any dividends during the three or nine months ended September 30, 2024 and the year ended December 31, 2023.

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
As of September 30, 2024, the majority of our investment portfolio, or $891.3 million, was comprised of fixed maturity securities that are classified as available for sale and carried at fair value with unrealized gains (losses) recognized in accumulated other comprehensive loss within our Condensed Consolidated Balance Sheets. Also included in our investment portfolio were $10.0 million of short-term investments. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 2.2 years and an average rating of “AA” at September 30, 2024. Our fixed income investment portfolio had a book yield of 4.7% and a market yield of 4.7% as of September 30, 2024, compared to 4.3% and 5.2%, respectively, as of December 31, 2023.
As of September 30, 2024 and December 31, 2023, the amortized cost and estimated fair value of our fixed maturity, and short-term investments were as follows:

As of September 30, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$309,181	$309,874	34.4%
State and municipal	68,779	65,376	7.3%
Commercial mortgage-backed securities	61,453	61,855	6.9%
Residential mortgage-backed securities	174,766	174,470	19.4%
Asset-backed securities	82,743	83,000	9.2%
Corporate	196,031	196,677	21.8%
Total fixed maturity securities	$892,953	$891,252	98.9%
Short-term investments	9,938	10,002	1.1%
Total investments	$902,891	$901,254	100.0%

As of December 31, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$252,294	$252,541	44.8%
State and municipal	55,984	50,720	9.0%
Commercial mortgage-backed securities	26,573	25,436	4.5%
Residential mortgage-backed securities	79,032	74,702	13.3%
Asset-backed securities	42,964	42,033	7.5%
Corporate	112,166	109,192	19.4%
Total fixed maturity securities	$569,013	$554,624	98.4%
Short-term investments	8,830	8,824	1.6%
Total investments	$577,843	$563,448	100.0%
The table below summarizes the credit quality of our fixed maturity securities as of September 30, 2024 and December 31, 2023:

As of September 30, 2024	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$184,621	20.7%
AA	476,056	53.4%
A	158,636	17.8%
BBB	71,939	8.1%
Total	$891,252	100.0%

As of December 31, 2023	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$101,648	18.3%
AA	338,369	61.0%
A	76,849	13.9%
BBB	37,758	6.8%
Total	$554,624	100.0%

The amortized cost and estimated fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2024 and as of December 31, 2023, were as follows:

As of September 30, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$133,335	$133,341	15.0%
Due after one year through five years	330,832	329,839	37.0%
Due after five years through ten years	79,882	80,370	9.0%
Due after ten years	29,942	28,377	3.2%
	573,991	571,927	64.2%
Commercial mortgage-backed securities	61,453	61,855	6.9%
Residential mortgage-backed securities	174,766	174,470	19.6%
Asset-backed securities	82,743	83,000	9.3%
Total	$892,953	$891,252	100.0%

As of December 31, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$254,656	$254,443	45.9%
Due after one year through five years	122,274	118,585	21.4%
Due after five years through ten years	27,145	25,265	4.6%
Due after ten years	16,369	14,160	2.6%
	420,444	412,453	74.4%
Commercial mortgage-backed securities	26,573	25,436	4.6%
Residential mortgage-backed securities	79,032	74,702	13.5%
Asset-backed securities	42,964	42,033	7.6%
Total	$569,013	$554,624	100.0%
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
The fair value of our restricted assets were as follows:

	September 30, 2024	December 31, 2023
	($ in thousands)
Restricted investments	$526,493	$284,822
Restricted cash and cash equivalents	28,822	1,698
Total restricted assets	$555,315	$286,520

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

The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$62,865	9.3%	$40,395	8.8%
IBNR	616,703	90.7%	416,502	91.2%
Total reserves	$679,568	100.0%	$456,897	100.0%

	As of December 31, 2023
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$22,616	5.2%	$18,063	6.1%
IBNR	408,570	94.8%	276,849	93.9%
Total reserves	$431,186	100.0%	$294,912	100.0%
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
The table below quantifies the impact of potential reserve deviations from our carried reserve as of September 30, 2024 and December 31, 2023. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses for the underwriting divisions. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact as of September 30, 2024
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$265,704	$285,632	$(19,928)	$(15,743)	$245,776	$19,928	$15,743
Professional Liability	116,322	125,046	(8,724)	(6,892)	107,598	8,724	6,892
Healthcare Liability	74,844	80,458	(5,613)	(4,435)	69,231	5,613	4,435
Baleen Specialty	27	29	(2)	(2)	25	2	2
_______________
(1)As of September 30, 2024, the effective tax rate was consistent with the U.S. corporate income tax rate of 21% which is used to estimate the potential impact to mezzanine equity and stockholders’ equity.

	Potential Impact as of December 31, 2023
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$160,708	$172,761	$(12,053)	$(9,522)	$148,655	$12,053	$9,522
Professional Liability	85,739	92,169	(6,430)	(5,080)	79,309	6,430	5,080
Healthcare Liability	48,466	52,101	(3,635)	(2,872)	44,831	3,635	2,872
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
•The second estimate is the amount of the reinsurance recoverable balance we believe will ultimately not be collected from reinsurers. We are selective in choosing reinsurers, buying reinsurance from reinsurers with an A.M. Best rating of “A” (Excellent) or better. The amount we ultimately collect may differ from our estimate due to the ability and willingness of reinsurers to pay claims, which may be negatively impacted by factors such as insolvency, contractual disputes over contract language or coverage and/or other reasons. In addition, economic conditions and/or operational performance of a particular reinsurer may deteriorate, and this could also affect the ability and willingness of a reinsurer to meet their contractual obligations
As of September 30, 2024, we believe 100% of our recoverables are collectible and, therefore, the total provision for current expected credit losses recorded against recoverables is not material.
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
We had fixed maturity securities, short-term investments and cash and cash equivalents with a fair value of $947.0 million as of September 30, 2024 and $567.3 million as of December 31, 2023 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities, short-term investments and cash and cash equivalents to selected hypothetical changes in interest rates as of September 30, 2024 and as of December 31, 2023.

	As of September 30, 2024			As of December 31, 2023
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands, except percentages)
200 basis point increase	$905,560	$(41,480)	(4.4)%	$545,278	$(22,070)	(3.9)%
100 basis point increase	926,111	(20,930)	(2.2)%	556,058	(11,290)	(2.0)%
No change	947,041	—	—%	567,348	—	—%
100 basis point decrease	967,970	20,930	2.2%	578,978	11,631	2.1%
200 basis point decrease	987,858	40,817	4.3%	590,836	23,488	4.1%

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
Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our investment policy is designed to primarily invest in debt instruments of high credit quality issuers and to manage the amount of credit exposure with limits on particular ratings categories, limits for any one issuer and limits for sectors and regions. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of September 30, 2024, our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “ AA,” with approximately 92.4% rated “A” or better. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.
In addition, we are subject to credit risk as we cede a portion of our risks to reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. As of September 30, 2024, 100% of our reinsurance recoverables were either derived from reinsurers rated “A” (Excellent) by A.M. Best, or better.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of September 30, 2024, AmFam owns approximately 18.6% of our outstanding shares of common stock. We leverage AmFam’s legal entities, ratings and licenses through our managing general agency agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida and Midvale Indemnity Company (together the “AmFam Issuing Carriers”) and the Amended and Restated Quota Share Reinsurance Agreement with AmFam (the “AmFam Quota Share Agreement”). Through our MGA Agreements, BSUI underwrites premiums on behalf of the AmFam Issuing Carriers. Through the AmFam Quota Share Agreement, as of May 23, 2024, AmFam cedes 100.0% of this risk, along with the premiums to BICI and receives a ceding fee that is 2.0% on net premiums assumed. Separately, another AmFam subsidiary also negotiates reinsurance terms for its participation in our outward reinsurance program. Through our MGA Agreements, we also provide underwriting and claims handling services from BSUI to the AmFam Issuing Carriers. In essence, we originate business on the paper of AmFam through BSUI writing policies issued by AmFam under the name of AmFam and reinsure 100.0% of the insurance business we originate to BICI, since we do not currently have the ratings to write policies under our own name and on our own paper. As a result, we rely on our strategic partnership with AmFam and any inability to maintain our strategic relationship with AmFam would materially adversely affect our business. These contractual arrangements may terminate or be terminated under certain circumstances and there can be no assurance that this strategic relationship will continue in the future, including on the same or similar terms, and if not, that we would be able to find a suitable replacement or another strategic partnership on favorable terms if at all. In the event that the MGA Agreements were terminated and we were not able to find another carrier with similar financial strength ratings with which we could partner, our ability to write new and renewal business would be significantly impacted as the amount of business we could write directly on BICI paper without BICI having its own stand alone financial strength rating from A.M. Best would be de minimis. See “—We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.”
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
We distribute the majority of our products through a select group of brokers. For the nine months ended September 30, 2024, 58.3%, or $297.5 million, of our gross written premiums were distributed through three of our approximately 64 brokers.
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
We use proprietary underwriting tools, which we refer to as “BRATs”, for the lines in which we write business, which are further supplemented with customized third-party data. Our key business leaders leverage their respective BRATs to evaluate submissions and, over time, have built line of business-specific capabilities, capturing exposures and drivers of the losses that are relevant to each submission. Each of our Casualty, Professional Liability and Healthcare Liability underwriting divisions have their own unique set of BRATs. Each BRAT stores data in our core operating system for each submission, regardless of whether we ultimately write the account. The Professional Liability BRAT data is supplemented by third-party vendor data integrated directly into its algorithms. We use these BRATs across departments during our underwriting process to evaluate each risk. However, given the inherent uncertainty of underwriting tools and algorithms and the application of such techniques, these tools, algorithms and databases may not accurately address a variety of matters which may impact certain of our coverages.
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
The reinsurance contracts into which we enter to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In many cases, a reinsurer will be called upon to reimburse us for policy claims many years after we paid insurance premiums to the insurer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. However, our reinsurers may not pay claims we incur on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, political and/or regulatory prohibitions, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. In addition, if reinsurers consolidate, such reinsurers’ willingness to pay claims in the same timely manner as prior to such consolidation may change. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition. As of September 30, 2024, we had $225.0 million of aggregate reinsurance recoverables; 100% of these reinsurance recoverables were derived from reinsurers currently with an “A” (Excellent) financial strength rating from A.M. Best, or better.
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
Our ability to grow our business depends, in part, on our development, implementation or acquisition of new insurance products that are profitable and fit within our risk appetite and business model. New product launches such as environmental coverages through our Casualty division or our Baleen Specialty initiative, as well as resources to integrate business acquisitions, are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs. If we cannot accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow profitably will be impaired.
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
Although an individual insurance company’s financial performance depends on its own specific business characteristics, the profitability of most property and casualty (“P&C”) companies tends to follow this cyclical market pattern with higher gross written premium growth and improved profitability during hard market cycles. Further, this cyclical market pattern can be more pronounced in the non-admitted or excess and surplus (“E&S”) market than in the standard insurance market. When the standard insurance market hardens, the E&S market typically hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted market, exacerbating the effects of rate decreases on our financial results.
While the P&C industry is currently in an overall hard market cycle and it has been reported that the P&C market has been hard for the past several years, our business lines may not be affected equally. We believe current conditions have more strongly affected our Casualty division, compared to our Healthcare Liability division which is experiencing more mixed conditions across its business lines and our Professional Liability division which has seen some softening of rates, particularly in risk management and public directors and officers line of business including financial institutions, after a couple years of significant rate increases.
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
Our investment portfolio consists almost entirely of cash, cash equivalents and investment-grade fixed-income securities. Although interest rates have slightly decreased recently, they have increased significantly since 2021. As rate increases cease or decline, a lower interest rate environment could place pressure on our net investment income, particularly as it relates to these securities and short-term investments, which, in turn, may adversely affect our results of operations. Conversely, future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk, or, in a rising interest rate environment, may not prepay as quickly as expected.
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
State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels. BICI is subject to risk-based capital requirements and other minimum capital and surplus restrictions imposed under Wisconsin law. Wisconsin has largely adopted the model legislation promulgated by the NAIC pertaining to risk-based capital. These requirements establish the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies P&C insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. In addition to these requirements under Wisconsin law, BICI is also subject to certain surplus and risk-based capital requirements under a company-specific stipulation and order from the Wisconsin OCI (the “Wisconsin OCI Stipulation and Order”). Pursuant to the Wisconsin OCI Stipulation and Order, BICI is required to (i) have a compulsory surplus equal to the greater of (A) $3.0 million or (B) the sum of (x) 50.0% of gross written premiums for medical malpractice insurance (which business is written as part of our Healthcare

Liability division) and (y) 20.0% of gross written premiums for all other covered lines of insurance, (ii) maintain surplus in excess of its required security surplus standard under Wisconsin law and (iii) maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 400.0%. Failure to maintain surplus and risk-based capital at the required levels could adversely affect the ability of BICI to maintain the regulatory authority necessary to conduct our business. In addition, state surplus lines laws, or laws pertaining to non-admitted insurance business, require that surplus lines brokers comply with diligent search/exempt commercial purchaser laws and affidavit/document filing requirements, as well as requiring the collection and paying of any taxes, stamping fees, assessment fees and other applicable charges on such business. E&S businesses, such as the Company, are often subject to special licensing, surplus lines tax and/or due diligence requirements by the home state of the insured. Fines for failing to comply with these surplus lines requirements, specifically for failing to comply with the surplus lines licensing or due diligence requirements, vary by state but can range to several million dollars.
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

The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. All of our executive officers and many of our other key employees are subject to non-compete and non-solicitation provisions that generally apply during, and extend for six to twelve months following the termination of, their employment; however, not all jurisdictions permit such non-compete agreements, and regardless of the jurisdiction, our key personnel could still pursue employment opportunities with other parties, including, with any of our competitors and there are no assurances that our non-compete agreements with any such key personnel would be enforceable in a cost effective manner, if at all. Should any of our key personnel terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.
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
Our ability to manage our growth through acquisitions, strategic investments or new or alternative platforms, such as our Baleen Specialty initiative, will depend, in part, on our success in addressing such risks. While we are not currently contemplating any such acquisitions or strategic investments, our nimble approach to capital management based on opportunities presented and sought out means that we may opportunistically from time to time pursue such acquisitions, new platforms or strategic investment strategies. Any failure by us to implement our acquisitions, new platforms or strategic investment strategies effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
If there were an event of default under the our senior secured revolving credit facility under our Credit Agreement administered by JPMorgan Chase Bank, N.A., (the “Facility”), the lenders under the Facility could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowing under the Facility if accelerated upon an event of default. Furthermore, if we are unable to repay, refinance, or restructure the Facility, the lenders under the Facility could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. As a result, any default by us on our debt could have a materially adverse effect on our business, financial condition, and results of operations.
Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.
As of September 30, 2024, we had no outstanding indebtedness and $75.0 million of undrawn availability, under the Facility.
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
As a public company, we have and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are now subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition and therefore we need to have the ability to prepare financial statements that comply with all SEC reporting requirements on a timely basis. In addition, we are or will be subject to other reporting and corporate governance requirements, including certain requirements of and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, to the extent that we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts.
The Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as well as related rules subsequently implemented by the SEC and the New York Stock Exchange (the “NYSE”), have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations and standards will increase our operating costs and divert management’s time and attention from revenue-generating activities. Further, if these laws, regulations and rules were to change substantially in the future, we might be unable to meet new requirements.

These obligations place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We may need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses; investor relations expenses; increased directors’ fees and director and officer liability insurance costs; registrar and transfer agent fees and listing fees; as well as other expenses. As a public company, we are required, among other things, to:
•prepare and file periodic reports and distribute other stockholder communications, in compliance with the federal securities laws and requirements of the NYSE;
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
In addition, if we fail to implement the required controls with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. If we do not implement the required controls in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm our reputation and the confidence of investors in, and clients of, our Company and could negatively affect our business and cause the price of our shares of common stock to decline.
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
We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Our common stock is listed on the NYSE under the symbol “BOW.” We cannot predict whether an active and liquid trading market will continue for our common stock. If in the future an active and liquid trading market does not continue, you may have difficulty selling your shares of common stock at an attractive price, or at all. The market price for our common stock is likely to be volatile.
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
In addition, the stock markets, including the NYSE, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend, divert management’s attention and resources, or harm our business.
Substantial future sales of shares of our common stock by existing stockholders, or the perception that those sales may occur, could cause the market price of our common stock to decline.
As of September 30, 2024 we have outstanding an aggregate of approximately 32,658,823 shares of our common stock. Of these outstanding shares, all of the shares sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, unless such shares are held by our directors, executive officers, or any of our affiliates, as that term is defined in Rule 144 under the Securities Act (“Rule 144”). All of our remaining shares of common stock outstanding as of September 30, 2024 are “restricted securities” within the meaning of Rule 144. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In connection with our initial public offering we entered into a Registration Rights Agreement with GPC Partners Investments (SPV III) LP (“GPC Fund”), AmFam and our CEO (the “Registration Rights Agreement”), pursuant to which certain of those investors may require us to register the offer and sale of all or a portion of their unregistered shares of our common stock under the Securities Act, subject to certain customary conditions and exclusions. Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem necessary or appropriate.
In connection with our initial public offering, our directors, executive officers and stockholder each agreed to enter into “lock-up” agreements with the underwriters and thereby are subject to a lock-up period, meaning that they and their permitted transferees are not permitted to sell any shares of our common stock until after the close of trading on November 18, 2024, which is 180 days after the date our registration statement on Form S-1 was declared effective, subject to certain customary exceptions without the prior written consent of any two or more of the representatives of the underwriters. Any two or more of the representatives of the underwriters of our initial public offering may, in their sole discretion, release all or any portion of the shares from the restrictions in any of the lock-up agreements described above. Possible sales of these shares in the market following the waiver or expiration of such agreements could exert significant downward pressure on our stock price.
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
We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our financial condition, results of operations, capital requirements, general business conditions, legal, tax and regulatory limitations, contractual restrictions and other factors that our board of directors considers relevant. In addition, our ability to pay dividends on our capital stock is limited by the terms of the credit agreement governing the Facility, and may be further restricted under the terms of any future debt or preferred securities or future credit facility.
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
We are no longer a “controlled company” within the meaning of the NYSE rules. However, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.
As of the completion of our recent underwritten secondary public offering which closed on October 25, 2024, we are no longer a “controlled company” within the meaning of Section 303A of the New York Stock Exchange Listed Company Manual and are now required to comply with all of the applicable corporate governance requirements of the NYSE, within the various grace periods provided by Section 303A. As a result, on October 21, 2024, we appointed an independent director to our Compensation, Nominating and Corporate Governance (“CNCG”) Committee. We will still, however, need our CNCG Committee to be composed of a majority of independent directors within 90 days after the completion of our underwritten secondary public offering. In addition, within one year of the completion of that offering our CNCG Committee will need to be fully independent and our board of directors will be required to be composed of a majority of independent directors. We are also required to perform an annual performance evaluation of the CNCG Committee. As we previously took advantage of the “controlled company” exemption and do not currently have a fully independent CNCG Committee or a board of directors composed of a majority of independent directors, we may utilize all or a part of the grace period provided by Section 303A. During the transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Furthermore, a change in our board of directors or committee membership may result in a change in our operation philosophies and deviations from our current corporate strategy.

GPC Fund and American Family Mutual Insurance Company, S.I. exercise substantial influence over us, may engage in businesses that compete with us, and your ability to influence matters requiring stockholder approval may be limited.
Following the completion of our recent underwritten secondary public offering, GPC Fund and AFMIC own, in the aggregate, approximately 48% of our issued and outstanding common stock. So long as GPC Fund and AFMIC own a significant amount of our outstanding common stock, GPC Fund and AFMIC may exert significant voting influence over us and our corporate decisions, including any matter requiring stockholder approval regardless of whether others believe that the matter is in our best interests. For example, GPC Fund and AmFam may exert significant influence over the vote in any election of directors and any amendment of our certificate of incorporation. In addition, in connection with our initial public offering, we entered into the Board Nominee Agreement and the Investor Matters Agreement, which grant GPC Fund and AFMIC respectively rights to nominate individuals to our board of directors.
GPC Fund and AMFIC are not restricted from, and may, engage in, invest in or operate businesses that directly compete with ours.
GPC Fund or AFMIC may act in a manner that advances their best interests and not necessarily those of our stockholders, by, among other things: delaying, preventing, or deterring a change in control of us; entrenching our management or our board of directors; or influencing us to enter into transactions or agreements that are not in the best interests of all stockholders.
The concentration of ownership could deprive stockholders of an opportunity to receive a premium for his common stock as part of a sale of our company and may ultimately affect the market price of our common stock.
The track record of our CEO may not be indicative of our future growth, profitability and performance.
Stephen Sills has had success starting and running publicly traded companies. However, there is no assurance that his track record will continue and that we will experience growth, profitability or results similar to any of their prior companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Bowhead Specialty Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

3.2	Amended and Restated Bylaws of Bowhead Specialty Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (formatted as Inline XBRL)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*
This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWHEAD SPECIALTY HOLDINGS INC.

Date: November 5, 2024	By:	/s/ Stephen Sills
	Name:	Stephen Sills
	Title:	Chief Executive Officer and President

Date:November 5, 2024	By:	/s/ Brad Mulcahey
	Name:	Brad Mulcahey
	Title:	Chief Financial Officer and Treasurer