Form 10-K
period 2024-12-31
Bowhead Specialty Holdings Inc.
filed 2025-02-27
CIK 2002473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 001-42111
___________________________
Bowhead Specialty Holdings Inc.
(Exact name of registrant as specified in its charter)
___________________________

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 30, 2024 was approximately: $214,196,866
The number of shares of the registrant’s common stock outstanding at February 27, 2025: 32,662,683
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the "2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS
All references to the “Company,” “Bowhead,” “we,” “our” and “us,” unless the context otherwise requires, are to Bowhead Specialty Holdings Inc., a Delaware corporation, and its consolidated subsidiaries.
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations are forward-looking statements.
Some of the forward-looking statements can be identified by the use of terms such as “believes”, “expects”, “may”, “will”, “should”, “could”, “seeks”, “intends”, “plans”, “estimates”, “anticipates” or other comparable terms. However, not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not related to present facts or current conditions or that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our consolidated results of operations, financial condition, liquidity, prospects and growth strategies, management’s expectations with respect to any regulatory actions related to Insurance Regulatory Information System (“IRIS”) ratio results, the industries in which we operate, and other statements relating to our future performance.
Forward-looking statements are subject to known and unknown risks and uncertainties, many of which are beyond our control. Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Annual Report on Form 10-K as a result of various factors, including, among others:
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
•increased costs as a result of operating as a public company; and
•other risks and uncertainties discussed in Part I, Item 1A of this Annual Report on Form 10-K.
ii

Forward-looking statements speak only as of the date on which they are made. Except as expressly required under federal securities laws or the rules and regulations of the Securities and Exchange Commission ("SEC"), we do not assume any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. You should not place undue reliance on forward-looking statements. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.
iii

PART I
ITEM 1 BUSINESS
Who We Are
We were founded in September 2020, backed by capital provided by GPC Partners Investments (SPV III) LP (“GPC Fund”), a private equity fund managed by Gallatin Point Capital LLC (“Gallatin Point”), and our strategic partner, AmFam, to take advantage of favorable pricing environments, and to address a growing and unmet demand from brokers and policyholders for specialized insurance solutions and quality service in complex lines of business. Our principal objective is to create and sustain superior returns for our stockholders by generating consistent, underwriting profits across our product offerings and through all market cycles, while prudently managing capital.
We offer commercial specialty property and casualty (“P&C”) insurance products to policyholders that vary in size, industry and complexity, focusing on casualty, professional liability, and healthcare liability risks. We provide “craft” underwriting solutions, which require deep underwriting and claims expertise in order to produce attractive financial results. In May 2024, we supplemented our “craft” solution with our “flow” underwriting operation, which is a streamlined, tech-enabled low touch form of underwriting, focused on small, niche and hard-to-place risks. Our policies are primarily written on a non-admitted, or excess and surplus lines (“E&S”) basis, which is free of rate and policy form restrictions, and provides the flexibility to rapidly adjust to emerging market opportunities. We distribute our products through carefully selected relationships with leading distribution partners in both the wholesale and retail markets.
The policies we write are issued on AmFam paper under their own name through our wholly-owned managing general agency subsidiary, Bowhead Specialty Underwriters, Inc. (“BSUI”), in exchange for a ceding fee (“Ceding Fee”), and reinsured 100% to Bowhead Insurance Company, Inc. (“BICI”), our wholly-owned insurance company subsidiary. This mutually beneficial partnership with AmFam has enabled us to grow quickly, but prudently, to take advantage of favorable market conditions, and allows us to deploy capital efficiently.
We are a nimble, remote-friendly organization that is able to attract best-in-class talent nationwide, who are committed to operational excellence and superior service. We are led by a highly experienced and respected underwriting team with a disciplined approach to underwriting and decades of individual, successful underwriting experience. We are supported by a collaborative culture that spans all functions of our business, which allows us to provide a consistent, positive experience for all our partners. We believe that our current market opportunity, differentiated expertise, relationships, culture and leadership team position us well to continue to grow our business profitably.
Our Business
Our Products
We currently offer underwriting solutions to a wide variety of businesses across four underwriting divisions: Casualty, Professional Liability, Healthcare Liability, and Baleen Specialty.
Casualty
Our Casualty division provides tailored solutions on a primary and excess basis through a wholesale-only distribution channel and consists of a team of experienced underwriters with nationwide capabilities who excel at handling complex risks. We specialize in general liability coverage, which protects a company against liability arising from bodily injury, personal injury or property damage, for risks in the construction, distribution, heavy manufacturing, real estate, public entity and hospitality segments and also consider underwriting risks in a broader range of industries. In the fourth quarter of 2024, we offered a new environmental liability product, providing excess contractors pollution and professional liability coverage through specialized wholesale and retail distribution partners.

Professional Liability
Our Professional Liability division provides underwriting solutions on both an admitted and E&S basis for standard and nonstandard risks, and writes a broad variety of entities, including publicly traded and privately held financial institutions as well as not-for-profit organizations. We distribute this business through wholesale and retail channels. We offer management liability products, including Directors and Officers liability, Errors and Omissions liability, Employment Practices liability, Fiduciary liability, Fidelity liability and Miscellaneous Professional liability, Crime insurance, and Cyber. We provide primary coverage and excess coverage for most of our Professional Liability products.
Healthcare Liability
Bowhead’s Healthcare Liability division focuses solely on healthcare entities to provide tailored solutions. We offer Professional and General Liability coverage, as well as Management Liability coverage, across four major healthcare segments—hospitals, miscellaneous medical facilities, senior care providers, and managed care organizations—through select wholesale and retail channels.
Baleen Specialty
Baleen Specialty is a technology-powered underwriting operation that specializes in small to mid-sized risks that are not eligible in the admitted market. We have a wholesale-only distribution model and offer exclusively non-admitted products. Currently, we offer general liability products for two segments – Construction and Real Estate, and our coverage offering is restrictive, as customers are typically distressed or hard-to-place. Typically, small to mid-sized E&S risks are placed through binding authorities managed by wholesale brokers. Using technology, Baleen Specialty can quickly intake, evaluate, and respond, with either declinations or a quote, in a reliable manner. Baleen Specialty’s appetite will continue to expand to meet the evolving needs of our wholesale broker partners.
The table below provides our gross written premiums by underwriting division for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	% of Total	2023	% of Total	2022	% of Total
	($ in thousands, except percentages)
Casualty	$431,817	62.1%	$277,455	54.7%	$192,592	54.0%
Professional Liability	160,651	23.1%	145,251	28.6%	105,367	29.5%
Healthcare Liability	101,619	14.6%	84,982	16.7%	58,989	16.5%
Baleen Specialty	1,630	0.2%	—	—%	—	—%
Gross written premiums	$695,717	100.0%	$507,688	100.0%	$356,948	100.0%
Through our strategic partnership with AmFam, we are able to write business on an admitted basis in all 50 states and Washington D.C. and on a non-admitted basis, in all 50 states, Washington D.C., Puerto Rico and selected risks in Bermuda and the Cayman Islands where such risks are being handled by a U.S. broker.

The table below provides our gross written premiums in the top five states we do business for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
	2024	% of Total	2023	% of Total	2022	% of Total
	($ in thousands, except percentages)
California	$123,398	17.8%	$84,578	16.7%	$64,323	18.0%
Florida	84,136	12.1%	67,602	13.3%	38,360	10.7%
Texas	64,334	9.2%	49,915	9.8%	32,476	9.1%
New York	54,839	7.9%	52,244	10.3%	38,402	10.8%
Illinois	32,716	4.7%	25,587	5.0%	15,858	4.4%
Other	336,294	48.3%	227,762	44.9%	167,529	47.0%
Gross written premiums	$695,717	100.0%	$507,688	100.0%	$356,948	100.0%
Competition
The commercial specialty P&C insurance industry is highly competitive. We compete with domestic and international insurers, MGAs and program administrators, some of which have greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the experience and reputation of members of the underwriting and claims teams and ratings assigned by independent rating organizations, such as A.M. Best. Our competition is broad and certain competitors may be specific to only one or two of our underwriting divisions. Some of our notable competitors include American International Group, Inc., Arch Capital Group Ltd., AXA S.A., AXIS Capital Holdings Ltd., Berkshire Hathaway Corporation, C.V. Starr & Co., Inc., Chubb Ltd., Cincinnati Financial Corporation, CNA Financial Corporation, Liberty Mutual Insurance Company, Nationwide Mutual Insurance Company, The Doctors Company, The Travelers Companies, Inc. and W.R. Berkley Corporation. In determining this list of competitors, we considered factors such as the number of policies and/or the amount of premiums written by such companies and such companies’ reputations within the space.
Our Competitive Strengths
We believe that our competitive strengths include:
Focus on targeted, commercial specialty P&C insurance market segments with profitable growth opportunities. We primarily operate in the $83.3 billion U.S. commercial E&S market (for the year ended December 31, 2023) that has grown 20.9% annually since 2019. We entered into specific segments of this market where we believe we can achieve profitable growth based on our significant underwriting expertise or by acquiring talent with proven track records of generating underwriting profits. Certain of our target markets have experienced meaningful dislocations, allowing favorable market conditions to continue. We believe that we have positioned ourselves as a leader within our sectors and that our specialized, innovative and customized underwriting approach, combined with our strong broker relationships will provide us with an enduring competitive advantage.
Disciplined approach to underwriting led by highly experienced teams with specialized expertise. Our underwriting team is led by industry veterans, who have each served as senior insurance executives, with decades of relevant industry experience. They bring specialized industry knowledge, strong distribution relationships and long track records of underwriting profitability in the lines of business we specialize. We underwrite each risk individually, within prudently managed risk limits, to meet the unique demands of our policyholders. We focus on delivering accurate pricing, speed of execution and consistency to our clients across market cycles.

Fully integrated and accountable underwriting value chain. We maintain strict control across our underwriting value chain, which is managed in-house and fully integrated across origination, structuring, data and analytics, actuarial, claims and legal. These functional teams are not siloed; they collaborate closely with our underwriters to deliver flexible solutions to our customers quickly and profitably. Our organization is singularly focused on underwriting profitability.
Deep, long-term distribution relationships based on expertise, service and mutual benefit. Our management team and underwriters have built meaningful long-term relationships with the leading distributors in their respective lines of business. We are selective in choosing our distribution partners and look for those that have technical expertise in our chosen lines and a shared commitment to excellent service. Further, we seek out relationships where we have the ability to write a significant portion of a distribution partner’s business. We provide our brokers timely responses and feedback to submissions, and mobilize resources across the organization to ensure the appropriate deal gets done. As a result, we consistently receive high-quality business from our broker network. We believe our existing broker relationships and our approach to maintaining these relationships are key components to our long-term growth and success.
Highly collaborative and execution-oriented culture that spans across all functions working toward a common goal of underwriting profitability. Across our company, we collaborate at all levels and operational functions. We frequently hold roundtable discussions where key members of our team provide insights and perspectives, which allow us to assess emerging opportunities quickly and holistically, all while establishing a common culture of excellence. We leverage technology and our flat organizational structure to mobilize our resources across the organization to promptly execute on opportunities.
Nimble and efficient platform with hybrid operating model and modern technology. We built our operating platform on a remote-first basis using leading-edge technology. We believe our hybrid operating model provides us with a significant competitive advantage, allowing us to attract and retain the best industry talent from across the country and to deploy them locally to meet our clients’ unique needs. Our cloud-based modern technology systems allow us to run day-to-day operations efficiently and integrate new tools seamlessly. We developed our pricing and analytics tools purposefully in-house and we strategically leverage third-party technology partnerships where we deem them to be more efficient. We are unburdened by the typical legacy system issues that impact many of our competitors.
Strong balance sheet and no reserves from accident years prior to 2020. We believe our strong balance sheet is a key advantage that enables us to grow our business while delivering strong financial performance. We entered the market towards the end of 2020 when insurance rates were starting to increase following multiple years of rate inadequacy. Since then, we have continued to experience a favorable pricing environment, while many of our competitors are confronting the potential for adverse development.
Experienced and entrepreneurial leadership team. We have assembled what we believe is a best-in-class team of leaders from across the P&C industry. Our team is comprised of highly experienced executives who have previously held leadership roles across underwriting, claims, actuarial, technology, legal and operations at leading insurance companies. We are led by our founder and Chief Executive Officer, Stephen Sills, who has over four decades of experience leading businesses in the commercial specialty P&C insurance industry. Our underwriting team is led by David Newman, our Chief Underwriting Officer, who, along with our underwriting division leads, have extensive experience in the P&C industry. In addition, our board of directors includes accomplished industry practitioners who bring decades of invaluable experience from prior roles at insurance and financial services companies.

Our Strategy
We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns for our stockholders. Our strategy involves:
Attract and retain best-in-class talent across the business. Our long-term success as an organization relies on hiring and retaining the right people to help us grow our business profitably. We seek to hire talented professionals nationwide with strong industry experience and technical expertise across our organization to help drive underwriting performance and operational efficiencies. We believe that our hybrid operating model and entrepreneurial, collaborative, execution-driven and customer-first culture have made us a company of choice for the best talent in the industry.
Profitably grow our existing lines of business. We are focused on generating an underwriting profit while growing our existing book of business sustainably. Our business lines are highly specialized and require deep industry knowledge and strong execution capabilities. As a result, we believe we can generate underwriting profitability by identifying market dislocations early and executing on these opportunities quickly. As the demand for specialized insurance solutions continues to rise, we expect to capitalize on the broader market opportunity and expand our market share to generate strong underwriting results.
Opportunistically and strategically expand into new products and markets. We are focused on generating long-term value for our stockholders, which includes expanding into new products and markets. We actively evaluate new lines of business for capital deployment based on our established capabilities in the commercial specialty P&C insurance market. We believe we can leverage our distribution relationships and expertise in our Casualty, Professional Liability and Healthcare Liability divisions to expand into adjacent lines and classes that share a similar underwriting framework. We also believe there is an attractive opportunity in the small and micro commercial lines segment, where we can generate new and profitable growth opportunities by leveraging our existing expertise and distribution relationships. We regularly monitor the broader market for organic expansion opportunities, where we believe there is alignment between our capabilities and our perception of attractive underlying market conditions and needs.
Maintain our underwriting-first culture across market cycles. We strive to deliver consistent and strong underwriting results across all market cycles. We take a methodical approach to building our lines of business and our distribution network. We do not chase pricing trends; we aim to get ahead of such trends by identifying leading indicators at the micro level, forming our own view of risks and executing promptly when opportunities arise. We will only pursue lines of business that align with our expertise and expected underwriting profitability. We have developed tools and resources to enable quick and accurate decision-making and to monitor alignment between our underwriting framework and bottom-line results. We believe our continuous focus on underwriting excellence will allow us to generate profitable growth through all market cycles.
Leverage expertise, technology, data and analytics to drive underwriting performance. Since the establishment of our platform, we have made significant investments in technology and will continue to do so to support our growth and operational efficiency. We leverage our proprietary Bowhead Risk Analysis Tools (“BRATs”) to drive efficiency, accuracy and speed in our underwriting process. BRATs allow underwriters to streamline underwriting workflows and make pricing decisions that are based on a consistent view of risk informed by our own loss experience and broader industry level developments. We continue to introduce and integrate new tools into our internal system to allow our underwriters to process quotes more efficiently and perform day-to-day tasks in seamless coordination with other functions. Our goal as an organization is to build a technology stack that frees up our underwriters from performing highly repetitive, uniform tasks, which allows them to apply judgment, creativity and critical thinking to form solutions that can be executed quickly. Our focus on developing technology, data and analytics to drive efficiency is central to our “underwriting-first” strategy.

Deliver attractive returns on capital to our stockholders. We intend to deliver attractive underwriting results, overall profitability and returns to our stockholders through underwriting expertise and disciplined risk management, supported by a conservative investment strategy, legacy-free reserves and prudent approach to capital deployment. We aim to take advantage of our strong balance sheet to deploy capital prudently and profitably across market cycles. We believe that current market conditions present an attractive opportunity for growth, and that our underwriting-first approach will allow us to generate profitable and sustainable underwriting results over the long term.
Our Structure
Bowhead Specialty Holdings Inc. (“BSHI”) is a Delaware domiciled insurance holding company that offers commercial specialty P&C insurance products in the U.S., focusing on casualty, professional liability, and healthcare liability risks, which are primarily written on an E&S basis. We conduct our business operations through three wholly-owned subsidiaries. BSUI is the Company’s managing general agency, holding a resident insurance license in the State of Texas, and is domiciled in the State of Delaware. BICI is the Company’s insurance company subsidiary licensed and domiciled as an admitted insurer in the State of Wisconsin. Bowhead Underwriting Services, Inc. (“BUSI”) is the Company’s services company domiciled in the State of Delaware.
We have a strategic partnership with AmFam that allows us to issue policies under AmFam paper and cede 100% of this business to BICI, in exchange for a Ceding Fee. This is facilitated through three Managing General Agency Agreements (the “MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of AFMIC. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from the brokers to BSUI. Through the MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a Ceding Fee on net premiums assumed by BICI. BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
AFMIC beneficially owns approximately 14.4% of the Company’s issued and outstanding common stock as of December 31, 2024. In addition, on May 22, 2024, in connection with our initial public offering (the “IPO”), we issued Warrants to AFMIC for the right to purchase a total of 1,670,721 shares of the Company’s common stock at an exercise price of $17.00 per share. The Warrants vest 20% per year over the five-year service period and the vested portion of the Warrants may be exercised at any time, in whole or in part, until the ten-year anniversary of the issuance dates. This mutually beneficial partnership with AmFam has enabled us to grow quickly, but prudently, to take advantage of favorable market conditions, and allows us to deploy capital efficiently.
Prior to our IPO, BSHI was wholly-owned by Bowhead Insurance Holding LP, a Delaware limited partnership (“BIHL”). BIHL’s limited partners included GPC Fund, AMFIC, members of Bowhead’s management and other minority investors. Following the IPO, the shares of our common stock held by BIHL were either distributed to BIHL’s limited partners or sold in a secondary offering of our common stock on October 25, 2024. Following October 25, 2024, BIHL was no longer a holder of our common stock.
Marketing and Distribution
We go to market under the Bowhead brand, leveraging the strong reputation we quickly established within the broker community. Our products are distributed through carefully selected relationships with leading distribution partners in both the wholesale and retail markets. In our Casualty and Baleen Specialty divisions, we partner exclusively with wholesale distributors, with the exception of our environmental liability business, which partners with both specialized wholesale and retail distributors, whereas in Professional Liability and Healthcare Liability, we work with a combination of wholesale and retail distribution partners. In addition, while we generally do not delegate underwriting and binding authority, we do distribute an insurance product through a program administrator in connection with a risk purchasing group to whom we have issued a master policy.

We source our distribution relationships based on the quality of their business, reputation and alignment of long-term objectives. We carefully cultivate our broker network, regularly evaluating both new and existing relationships based on the market opportunities we decide to pursue. Many of our distribution partners have more than one office, and for these partners, we evaluate each office on a standalone basis. Brokers must demonstrate the ability and willingness to consistently produce the type of high-quality business that aligns with our underwriting appetite. In return, we deliver mutually beneficial and bespoke solutions to meet the demand of our wholesale and retail distribution partners. We strive to maintain a core group of brokers that will consider us to be their first and last call.
We believe that we have strong relationships with our distribution partners due to the quality, knowledge and expertise of our management team and underwriters. We believe that our underwriters have a “following” with their distribution partners and that this “following” creates an attractive volume of submissions fitting our underwriting appetite and for which our underwriters can provide craft solutions. We are committed to exceeding our partners’ expectations through excellent service, product and expertise.
Underwriting
We have established an underwriting-first culture, where from the top down, underwriting profitability is our “North Star.” Our “craft” form of underwriting is highly collaborative and customized, while our “flow” underwriting solution, despite being a technology-powered underwriting platform that offers restrictive coverage, involves underwriting and collaboration upfront before a product is released. Our extensive underwriting expertise and carefully cultivated broker relationships allow us to provide consistent feedback and quick responses to our distribution partners, which is how we win business. We hire who we believe are best-in-class talent nationwide, with proven track records of generating underwriting profits within their respective product lines. We take pride in building a strong underwriting culture through a referral-driven recruiting approach, with many new hires having previously worked with our existing employees. Our underwriting team is led by David Newman, our Chief Underwriting Officer, who, along with our underwriting division leads, have extensive experience in the P&C industry.
Our underwriting teams are knowledgeable, experienced and have well established relationships with our key distribution partners. These characteristics are critical to operating successfully in our target markets since many of the risks we write require customized solutions and individual risk underwriting. We have a culture of collaboration and execution, with a streamlined organizational structure that focuses on flexibility and delivering feedback on price and structure in a timely manner to brokers.
We have formal underwriting rules, but also utilize the expertise of our underwriters and capabilities of our platform to produce a consistent approach to pricing and risk throughout the organization. All underwriters have formal authority for the risks they bind. We provide our underwriters with the tools necessary for them to evaluate and price the complex risks on which they work; however, our underwriters do not underwrite risks in isolation.
Roundtables also form a key part of our craft underwriting process. Depending upon the risk, roundtables can occur at multiple levels across the organization and often involve functions outside of our underwriting teams, including actuarial, claims, legal and finance. Not only does this approach optimize the quality of the decision making on the opportunities presented to our underwriters, but it also leads to a more consistent product for our counterparties. Our culture of collaboration and accountability reduces the number of underwriting decisions made in isolation. We believe this approach allows us to achieve superior risk selection and pricing, which results in mutually beneficial relationships with our distribution partners. We believe this approach will generate sustainable best-in-class underwriting performance across market cycles.
We are highly selective in the policies we choose to bind. If we determine that we are not able to profitably write coverage at the price or terms submitted, we provide appropriate and timely feedback to our distribution partners quickly. This responsiveness is one of the reasons we believe we are often considered a broker’s first call.

Within our “craft” form of underwriting, on the business that we accept, we underwrite each risk on a case-by-case basis, carefully establishing price and terms that are adequate for the underlying exposure, with disciplined parameters and strict policy limits. We often customize our policies, and our underwriters use our legal department to draft all policy forms and any endorsements that modify coverage. We predominantly write non-admitted business in the E&S market and use the flexibility of rate and form to ensure that the risk and coverage we provide are customized to the unique needs of the market while always focusing on underwriting profitability.
Claims
Our claims handling teams are structured to align with our underwriting divisions and led by our Chief Claims Officer. Each of our claims handling specialists, most of whom have extensive experience in law firms as litigation attorneys and/or claims handling experience in insurance companies, focuses on specific lines of business where they have expertise. Our claims management teams have significant experience in the markets on which we focus and are deeply integrated across our underwriting, actuarial and legal departments, ensuring a consistent approach to all claims matters.
We handle our claims in-house with a focus on high-touch customer service and effective management of the claims resolution process. We aim to settle claims efficiently and fairly, which we believe is a key competitive differentiator, whereby submitted claims are reviewed by a minimum of two or more members of the claims department. Our claims department works closely with our underwriting and actuarial teams, keeping them informed of claims trends, providing feedback on emerging areas of loss experience, and identifying and addressing key issues and adjusting reserves as appropriate.
Our claims system produces real-time information on open claims and regular reporting of detailed claims metrics utilized by senior leadership and the claims team. We believe that our extensive industry experience, agile culture and technology-assisted claims processes enable us to reach fair and appropriate claim resolutions for our customers.
Our approach is to promptly investigate claims and consider all aspects of each loss, provide our customers with quality claims handling and engagement throughout the claims process, promptly establish claims reserves and leverage expert legal and other external resources as needed to deliver fair outcomes across our businesses. We do not use any third-party administrators to handle claims. We believe maintaining full control of the claims-handling process allows us to meet our rigorous quality standards and manage our losses and LAE effectively, ultimately allowing us to win business and drive underwriting profitability.
Reserves
We maintain loss and loss adjustment case reserves for specific claims incurred and reported in addition to reserves for losses incurred but not yet reported (“IBNR”). The amount that we ultimately pay out for claims may be greater or less than the reserves we hold on our Consolidated Balance Sheets. There is always a risk that posted reserves may prove to be inadequate or redundant. We monitor case reserves and IBNR by incorporating any new information in case reserve updates and by actuarial analysis of IBNR. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.
When a claim is reported to us, it is assigned to a specific claim handler based on the lines of business. The claim handler assigns an initial claim rating that indicates their view of potential exposure to loss based on available information at that time. Claim ratings are reviewed and updated regularly throughout the life of a claim. A case reserve is then established to indicate the estimated amount of ultimate loss and loss adjustment exposure to us after an assessment of coverage and damages and any other investigations conducted, as applicable. The estimate is based on the claim handler’s experience and knowledge of the nature and value of the specific type of claim. Individual case reserves are periodically adjusted, either increased or decreased, based on subsequent developments associated with each claim.

We establish IBNR reserves in accordance with industry practice to provide for (i) the estimated amount of future loss and loss adjustment payments on incurred claims not yet reported and (ii) potential development on reported claims. IBNR reserves are estimated based on generally accepted actuarial reserving techniques that take into account our loss experience, pricing adequacy indications as well as benchmark historical and projected loss experience of comparable lines of business written by other insurance carriers.
Reserves are monitored and updated regularly to reflect any changes in paid or reported claims and case reserves. The indicated results of standard actuarial techniques for estimating IBNR are compared with held IBNR. The indicated versus booked IBNR estimates are reviewed quarterly with members of senior management. In addition, our loss reserves are reviewed at the end of each third quarter and at year-end by an independent actuarial consulting firm, which also supports us by providing the year-end written Statement of Actuarial Opinion as required by the National Association of Insurance Commissioners (“NAIC”).
The parameters for the reserve adequacy exercise and monitoring are discussed and informed by the work of the independent actuarial consulting firm. These parameters include Reporting Development Patterns, Paid Development Patterns, and Initial Expected Loss Ratios, which are used in Paid and Incurred Loss Development, Bornhuetter-Ferguson Paid and Incurred, Cape Cod, and Expected Loss Ratio techniques for estimating IBNR. Given our short history, reserving parameters are based on industry data and benchmarks available to and analyzed by the independent actuarial consulting firm, adjusted where appropriate to reflect our claims and underwriting practices and supplemented by our pricing model data. Over time, we expect to put increasing reliance on parameters based on our own loss data and claims practices.
Separate sets of parameters are established for lines of business. Reserving cohorts are used to group data together with similar expected reporting and payout patterns. Estimates of IBNR are calculated for lines of business and then consolidated to provide an overall picture for the company. Estimates are calculated on both a gross and a net of reinsurance basis.
Case and IBNR reserves may be increased or decreased over time as claims move to ultimate settlement, dismissal or closure. Changes in reserves for historical years can impact earnings via adverse development (increases) or reserve releases (decreases). The reserve estimates contain an inherent level of uncertainty and actual results may vary, potentially significantly, from the initial estimates.
The following table presents the development of our loss reserves calculated in accordance with generally accepted accounting principals in the United States “U.S. GAAP” as of December 31 for each year:

	Net Ultimate Loss and Loss Adjustment Expenses
	Calendar Year				Development
Accident Year	2021	2022	2023	2024	2021 to 2022	2022 to 2023	2023 to 2024
	($ in thousands)
Prior	—	—	—	—	—	—	—
2021	$34,518	$32,212	$32,212	$25,465	$(2,306)	$—	$(6,747)
2022	—	114,066	114,066	115,824	—	—	1,758
2023	—	—	166,282	171,271	—	—	4,989
2024	—	—	—	248,099	—	—	—
Total Reserve Development					$(2,306)	$—	$—

Reinsurance
We purchase various forms of reinsurance to manage loss exposures and safeguard our capital. Through reinsurance, we transfer certain exposures to a reinsurer, and in return, the reinsurer receives a portion of the premium, less a ceding commission paid to us. We strategically use a combination of quota share and excess of loss reinsurance treaties to retain risk, while providing balance sheet protection from larger losses. We may also place facultative reinsurance on specific risks we deem prudent.
A quota share reinsurance treaty is an agreement where reinsurers assume a percentage of the company’s losses in exchange for a negotiated percentage of premium. An excess of loss reinsurance treaty is an agreement where reinsurers agree to assume a portion of losses for a specific event in excess of a specified amount in return for a negotiated premium. Reinsurance needs are determined with principal input from our Chief Underwriting Officer, based on a multitude of factors, including risk appetite, market conditions, loss history and reinsurance capacity.
We place reinsurance through our insurance company subsidiary, BICI, which reinsures 100% of the premium placed by BSUI with the AmFam Issuing Carriers. In turn, BICI strategically transfers exposures to third-party reinsurers utilizing different structures depending on the line of business.
We generally offer up to $15 million of limit on our insurance policies and seek not to retain more than $5 million, utilizing reinsurance to achieve that objective. At each renewal, we consider various factors when determining our reinsurance coverage, including (i) plans to change the underlying insurance coverage we offer, (ii) trends in loss activity, (iii) the level of our capital and surplus, (iv) changes in our risk appetite and (v) the cost, terms and availability of reinsurance coverage. We may adjust our reinsurance program, including our levels of retention based on these factors.
As of December 31, 2024, we had the following significant reinsurance programs:
•For all lines, except Cyber, we use a quota share reinsurance treaty, where 25.0% of the exposure is ceded to reinsurers, and an excess of loss reinsurance treaty, which cedes 60.1% of losses in excess of $5 million up to $15 million to our reinsurers.
•Cyber, as a specialized line of business, is placed under a separate quota share structure, where we cede 64.0% of the exposure to reinsurers. There is no separate excess of loss reinsurance program for our Cyber line of business.
•We also entered into a quota share treaty, effective March 1, 2024, covering commercial auto exposure in excess of $1 million up to $5 million within our Casualty book of business.
Our reinsurance treaties are currently subject to caps, which currently range from 250% to 350% of the subject matter ceded premium, and should these caps be exceeded we would retain any losses in excess of those caps.
Our reinsurance treaties typically have 12- or 18-month terms. While we intend to renew on similar terms as expiring to maintain our desired level of net risk appetite, during each renewal cycle, we may change our coverage terms or the composition of our reinsurance panel. Currently, the quota share reinsurance treaty for Cyber generally renews on January 1, 2025 while the remainder of our reinsurance treaties renew on May 1, 2025.
All reinsurance involves credit risk, since we maintain the direct obligation to pay losses incurred by our policyholders up to our policy limits. Accordingly, when selecting our reinsurers, a potential reinsurer’s financial strength is the paramount consideration. All of our reinsurance business is placed with reinsurers that have an A.M. Best rating of “A” (Excellent) or better. As of December 31, 2024, we have never had an allowance for uncollectible reinsurance.

The following table summarizes our top five reinsurers, their A.M. Best financial strength rating and percent of our total reinsurance recoverables as of December 31, 2024:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	29.8%
Endurance Assurance Corporation	A+	23.8%
Markel Global Reinsurance Company	A	20.8%
Ascot Bermuda Limited	A	9.4%
American Family Connect Property and Casualty Insurance Company	A	7.5%
All other reinsurers	At least A	8.7%
Total		100.0%
Investments
Investment income is an important component of our business model. Most premiums we collect are held in reserves until claims are paid. We conservatively invest these reserves to supplement our underwriting income between the time of premium collection and a possible claim payment. If an underwriting loss occurs during any given year, investment income can be used to cover underwriting losses before capital is affected.
We seek to maintain a diversified portfolio of fixed income instruments that prioritize capital preservation, with a secondary focus on generating predictable investment income. Our asset allocation strategy focuses on high-quality fixed income instruments, with no equity or alternative investment exposure. One of the primary features of our asset allocation is maintaining sufficient readily available funds to pay claims and expenses. Our portfolio consists entirely of cash, cash equivalents, short-term investments and investment grade fixed income securities.
We actively manage and monitor our investment risk, balancing the goals of capital preservation and income generation with our need to comply with relevant insurance regulatory frameworks and the capital framework agreements with AmFam. Our board of directors reviews and approves our investment policy and strategy on a regular basis, and considers investment activities, performance against benchmarks and new investment opportunities as they arise. The portfolio is managed by a third-party investment management firm, New England Asset Management Inc. (“NEAM”), which is a wholly-owned subsidiary of Berkshire Hathaway Inc. and a registered investment adviser with the SEC under the Investment Advisers Act of 1940. We believe that investment decisions are best made when not excessively restrictive. Therefore, our investment managers have full discretion to carry out investment decisions within the limits of our investment policy and applicable guidelines.
As of December 31, 2024, our fixed income portfolio had a weighted average effective duration of approximately 2.2 years and an average credit rating of AA. Actual maturities may differ for some securities when borrowers have the right to call or prepay obligations with or without penalties.
The securities in our investment portfolio are classified as “available for sale” and are carried at fair value with unrealized gains and losses reported net of tax as a separate component of accumulated other comprehensive income (loss). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is determined based on a fair value hierarchy that prioritizes the use of observable inputs over the use of unobservable inputs and requires the use of observable inputs when available. For those securities with unrealized losses, we intend to hold them until maturity.

Operating Model and Technology Platform
Operating Model
We have a remote-friendly operating model with employees generally working remotely, supplemented by targeted, in-person collaboration. We formed our company during COVID-19 mandated lockdowns, which initially required us to be 100% remote. Founding a digital-first specialty insurer in the midst of national stay-at-home mandates reinforced the importance of finding the appropriate balance between automated processes and human experience. Our management team built our company’s operating platform and developed its culture from the beginning to function nimbly in a remote environment. This approach has enabled us to recruit talented employees nationwide without regard for Bowhead-specific office locations.
We believe our unique operating model is a competitive advantage in terms of attracting talent and maintaining our collaborative culture. Unlike other insurance companies that are trying to bring employees back to the office or that are just now learning to operate in a hybrid model, our remote-friendly operating model is, and has been, an innate part of our culture. We believe this contributes directly to our success. We believe that our employees value the flexibility our operating model and appreciate knowing that we are not trying to change this model or require a full-time return to the office. Contrary to many companies that needed to learn a “new normal” during 2020, launching our business in a remote environment with a team-based culture encouraged our employees to communicate regularly and build virtual working habits that are now deeply ingrained in our daily practices. We believe that our organization thrives in a remote-friendly environment and our employees’ ability to work collaboratively in a remote environment is unique within our industry.
Technology Platform
We utilize technology, data and analytics efficiently throughout each stage of the underwriting process. Our modern, cloud-based underwriting platform enables us to leverage both internally-created and third-party solutions. We developed proprietary underwriting tools, BRATs, for each of the lines we write, which are further supplemented with customized third-party data. Our investments in technology focus on the development, integration and analysis of data, while our technology tools allow us to understand the underlying risks for each line of business, enabling us to provide rapid feedback to brokers on structure and price. Our technology platform is a direct result of the best practices learned from our management’s extensive prior experience at leading insurance companies. We have a new technology platform and we are not burdened by legacy systems and practices that other insurance companies face. We focus our technology investments on improving our capabilities, not on maintaining or replacing outdated systems.
Our BRATs are comprehensive tools used across departments during our underwriting process to evaluate each risk. Our key business leaders leverage their respective BRATs to evaluate submissions and have built line of business-specific capabilities resulting in a custom underwriting process, capturing exposures and drivers of the losses that are relevant to each submission. Each of our “craft” underwriting divisions has its own unique set of BRATs. Each BRAT stores data in our core operating system for each submission, regardless of whether we ultimately write the account. The Professional Liability BRAT data is supplemented by third-party vendor data integrated directly into its algorithm. This effective data management capability has allowed us to build a large data repository of both public and private data despite our brief operating history.
For our core operating platform, including our policy administration, billing and claims systems, we license a cloud-hosted and cloud-architected application from a leading third-party vendor that has been customized for our business. This turnkey application allows us to integrate additional applications from various third-party vendors directly into our core information technology platform, enabling capabilities to be customized by line of business, size of account and underlying risk, among others.

REGULATION
Insurance Regulation
Our insurance businesses are subject to regulation and supervision in each of the United States jurisdictions in which they conduct business. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers and claimants rather than stockholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers, insurance producers and adjusters, review and approval of product forms and rates, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing types and amounts of investments.
Licensing
Our operating subsidiaries, BSUI and BUSI, as well as certain designated employees, must be licensed to act as insurance producers or adjusters, as applicable, by insurance regulatory authorities in the states where they operate. Such insurance regulatory authorities are vested in most cases with relatively broad discretion as to the granting, denying, revocation, suspension and renewal of licenses.
BICI is an insurance company licensed and domiciled in the State of Wisconsin and is primarily regulated by the Office of the Commissioner of Insurance of Wisconsin (the “Wisconsin OCI”). BICI reinsures specialty property and casualty insurance products offered on both an admitted and non-admitted basis, depending on the specific product and market segment. Admitted product rates and forms are highly regulated, while non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Currently, BICI assumes 100.0% of the premium underwritten by BSUI on behalf of certain AmFam insurance company subsidiaries, which is predominantly written on a non-admitted basis.
BICI may become licensed to transact insurance in additional jurisdictions in order to write certain lines of business directly, which would subject BICI to regulation in such jurisdictions, including statutes and regulations governing the review and approval of policy rates and forms.
Insurance Holding Company Regulation
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
Changes of Control
Before a person can acquire control of a U.S. domestic insurer, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquiror must request an exemption from the Form A filing and approval requirements or a determination of non-control (each, an “Exemption Request”) or file a Disclaimer with the insurance department of such state and obtain approval thereon. Since BICI is domiciled in the state of Wisconsin, the insurance laws and regulations of Wisconsin would be applicable to any proposed acquisition of control of BICI. Under applicable Wisconsin insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors, including, among others, the financial strength of the proposed acquiror, the integrity and management of the acquiror’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.

Wisconsin law provides that control over a Wisconsin domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, ten percent or more of the voting securities of the domestic insurer. This statutory presumption of control may be rebutted by a showing that control does not exist in fact. The Wisconsin OCI, however, may find that “control” exists in circumstances in which a person owns or controls less than ten percent of the voting securities of the domestic insurer.
Wisconsin insurance laws and regulations pertaining to changes of control would apply to both the direct and indirect acquisition of ten percent or more of the voting stock of a Wisconsin-domiciled insurer (or potentially of less than ten percent of the voting stock if there is other indicia of control). Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of BICI and would trigger the applicable change of control filing requirements under Wisconsin insurance laws and regulations, absent the filing of an Exemption Request or Disclaimer and its acceptance by the Wisconsin OCI. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions that some or all of our stockholders might consider to be desirable.
Restrictions on Paying Dividends
Substantially all of our operations are conducted through our wholly-owned insurance and service company subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends and other distributions from BICI and our other operating companies. BICI’s ability to pay dividends is restricted under the insurance laws and regulations of its domiciliary state and may only be paid from unassigned surplus. Under the insurance laws of Wisconsin, an insurer may make an ordinary dividend payment if its surplus as regards to policyholders, following such dividend, is reasonable in relation to its outstanding liabilities, is adequate to its financial needs and does not exceed the insurer’s unassigned surplus. However, no insurer may pay an extraordinary dividend without the approval or non-disapproval of the Wisconsin OCI. An extraordinary dividend is defined under Wisconsin law as a dividend whose fair market value, together with other dividends paid within the preceding 12 months, exceeds the lesser of (i) 10.0% of the insurer’s surplus with regard to policyholders as of the preceding December 31 or (ii) the greater of (A) the insurer’s net income for the calendar year preceding the date of the dividend, minus realized capital gains for that calendar year, or (B) the aggregate of the insurer’s net income for the three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid within the first two of the preceding three calendar years. As of December 31, 2024, the maximum amount of dividends BICI could pay without regulatory approval was $16.1 million.
State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. BICI is subject to certain surplus and risk-based capital requirements under a company-specific stipulation and order from the Wisconsin OCI, which became effective on December 18, 2020 in connection with the issuance of BICI’s certificate of authority by the Wisconsin OCI. Pursuant to the Wisconsin OCI Stipulation and Order, BICI is required to (i) have a compulsory surplus equal to the greater of (A) $3.0 million or (B) the sum of (x) 50.0% of gross written premiums for medical malpractice insurance (which business is written as part of our Healthcare Liability division) and (y) 20.0% of gross written premiums for all other covered lines of insurance, (ii) maintain surplus in excess of its required security surplus standard under Wisconsin law and (iii) maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 400%. Upon the earlier of (i) a change in control of BICI that requires the filing of a Form A or (ii) the fifth anniversary of the effective date of the Wisconsin OCI Stipulation and Order, BICI may submit a written request for the Wisconsin OCI to consider whether the terms of the Wisconsin OCI Stipulation and Order should be continued or modified. Upon such written request, the Wisconsin OCI will initiate an inquiry to evaluate whether BICI’s business has maintained sufficient capitalization such that the assurances provided by the Wisconsin OCI Stipulation and Order are no longer required or whether any terms or conditions of the Wisconsin OCI Stipulation and Order should be modified. The inquiry would be expected to conclude within 120 calendar days. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiary may in the future adopt statutory provisions, or impose additional constraints more restrictive than those currently in effect.

Investment Regulation
BICI is subject to Wisconsin laws that require diversification of our investment portfolios and prescribe limits on the kind, quality and concentration of investments. Failure to comply with these laws and regulations would cause nonconforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require us to sell those investments.
State Legislative and Regulatory Activity
From time to time, increased scrutiny has been placed upon the insurance regulatory framework, including licensing of employees, and a number of state legislatures have considered or enacted legislative measures that alter, and in many cases increase, state authority to regulate insurance companies. In addition to legislative initiatives of this type, insurance regulators and NAIC, a standard-setting association of state insurance regulators, are continuously involved in a process of reexamining existing laws and regulations and their application to insurance companies. The NAIC also establishes statutory accounting and reporting standards and drafts model insurance laws and regulations for adoption by the states.
As part of its solvency modernization efforts, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”), which has been enacted in Wisconsin. The ORSA Model Act requires insurance companies to assess the adequacy of their and their group’s risk management and current and future solvency position. Under the ORSA Model Act, an insurer must undertake an internal risk management review no less often than annually (but also at any time when there are significant changes to the risk profile of the insurer or its insurance group), in accordance with the NAIC’s ORSA Guidance Manual, and prepare a confidential summary report (“ORSA Report”) assessing the adequacy of the insurer’s risk management and capital in light of its current and future business plans. The ORSA Report is filed with a company’s lead state regulator and is available to other domiciliary regulators within the holding company system.
Also, in furtherance of its solvency modernization efforts, the NAIC adopted the Corporate Governance Annual Disclosure Model Act and Model Regulation, which has been enacted in Wisconsin and requires an insurer to provide an annual disclosure regarding its corporate governance practices to its lead state and/or domestic regulator.
In addition, in December 2020, the NAIC adopted a group capital calculation tool (“GCC”) to provide U.S. regulators with a method to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. In connection with the GCC, the NAIC also adopted changes to the Insurance Holding Company System Regulatory Model Act and Regulation, which have been enacted in Wisconsin, to require, subject to certain exemptions, the ultimate controlling person of every insurer subject to the holding company registration requirement to file an annual GCC with its lead state. The GCC uses an RBC aggregation methodology for all entities within an insurance holding company system group, including non-U.S. entities.
Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, which has been enacted in Wisconsin, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents and other licensed entities registered under state insurance laws.

Federal Regulation
Although the federal government generally has not directly regulated the business of insurance except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks, federal initiatives often affect the insurance industry in a variety of ways. The U.S. federal government’s oversight of the insurance industry was expanded under the Dodd-Frank Act, which, among other things, established the Federal Insurance Office (the “FIO”). The FIO performs various functions with respect to insurance, including the submission of reports to Congress that could ultimately lead to changes in the regulation of insurers and reinsurers in the U.S., although the FIO has no express regulatory authority over insurance companies or other insurance industry participants.
The Dodd-Frank Act also incorporated the Nonadmitted and Reinsurance Reform Act of 2010 (“NRRA”), which became effective on July 21, 2011, and establishes national uniform standards on how states may regulate and tax surplus lines insurance. In particular, the NRRA gives regulators in the home state of an insured exclusive authority to regulate and tax surplus lines insurance transactions. In August 2023, the NAIC adopted revisions to its Nonadmitted Insurance Model Act intended to implement the changes to the regulation of surplus lines insurance resulting from the NRRA.
In addition, a number of federal laws affect and apply to the insurance industry, including various privacy laws and the economic and trade sanctions implemented by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury. OFAC maintains and enforces economic sanctions against certain foreign countries and groups and prohibits U.S. persons from engaging in certain transactions with certain persons or entities. OFAC has imposed civil penalties on persons, including insurance and reinsurance companies, arising from violations of its economic sanctions program.
Credit for Reinsurance
State insurance laws permit U.S. insurance companies, as ceding insurers, to take financial statement credit for reinsurance that is ceded, so long as the assuming reinsurer satisfies the state’s credit for reinsurance laws. In general, credit for reinsurance is allowed if the assuming reinsurer is licensed or “accredited” in the state in which the ceding insurer is domiciled or maintains certain types of qualifying collateral.
The FIO and the Office of the U.S. Trade Representative exercised their authority under the Dodd-Frank Act and entered into a “covered agreement” with the European Union, as well as a similar “covered agreement” with the United Kingdom, which established standards on collateral requirements for reinsurance, insurance group supervision and confidentiality. In 2019, the NAIC adopted amendments to its Credit for Reinsurance Model Law to implement the reinsurance collateral provisions of the covered agreements, eliminating reinsurance collateral requirements for qualifying reinsurers domiciled in jurisdictions subject to an in-force covered agreement. The amended Credit for Reinsurance Model Law, which has been adopted in all U.S. States, including Wisconsin, also extends the zero reinsurance collateral provisions in the covered agreements to qualified reinsurers that have been approved as a “certified reinsurer” or “reciprocal jurisdiction reinsurer” and to qualified reinsurers that are domiciled in a U.S. jurisdiction that is accredited by the NAIC or in a non-U.S. jurisdiction that has not entered into a covered agreement with the U.S. but which is designated as a “reciprocal jurisdiction” by the NAIC. The NAIC list of reciprocal jurisdictions includes Bermuda, Japan and Switzerland.
Periodic Financial and Market Conduct Examinations
The Wisconsin OCI, BICI’s domiciliary state insurance regulator, is authorized to conduct on-site visits and examinations of the affairs of BICI, including its financial condition, its relationships and transactions with affiliates and its dealings with policyholders, every three to five years, and may conduct special or targeted examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business in the future also may conduct examinations. The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action. Insurance regulatory authorities have broad administrative powers to restrict or revoke licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents and brokers found to be in violation of applicable laws and regulations.

Trade Practices
The manner in which insurance companies and insurance agents and brokers conduct the business of insurance is regulated by state statutes in an effort to prohibit practices that constitute unfair methods of competition or unfair or deceptive acts or practices. Prohibited practices include, but are not limited to, disseminating false information or advertising, unfair discrimination, rebating and false statements. We set business conduct policies and provide training to make our employee-producers aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.
Unfair Claims Practices
Generally, insurance companies, adjusting companies and individual claims adjusters are prohibited by state statutes from engaging in unfair claims practices on a flagrant basis or with such frequency to indicate a general business practice. Unfair claims practices include, but are not limited to, misrepresenting pertinent facts or insurance policy provisions; failing to acknowledge and act reasonably promptly upon communications with respect to claims arising under insurance policies; and attempting to settle a claim for less than the amount to which a reasonable person would have believed such person was entitled. We set business conduct policies and provide training to make our employee-producers aware of these prohibitions, and we require them to conduct their activities in compliance with these statutes.
Quarterly and Annual Financial Reporting
Our insurance company subsidiary is required to file quarterly and annual financial reports with state insurance regulators using SAP rather than U.S. GAAP. In keeping with the intent to assure policyholder protection, SAP emphasizes solvency considerations. For a summary of the significant differences for our insurance company subsidiary between SAP and U.S. GAAP, see Note 19, “Insurance – Statutory Information,” to our condensed consolidated financial statements included in this prospectus.
Risk-Based Capital
Risk-based capital (“RBC”) laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired. State insurance regulators use RBC to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level.
Wisconsin has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Wisconsin-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Wisconsin-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Wisconsin OCI. Furthermore, BICI is required to maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 400.0% under the Wisconsin OCI Stipulation and Order. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of BICI to maintain the regulatory authority necessary to conduct our business. See “Risk Factors—We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines, suspensions, revoking licenses, orders to cease and desist operations, and criminal prosecution, which may adversely affect our financial condition and results of operations.”

IRIS Ratios
The NAIC IRIS is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial.
Human Capital
As of December 31, 2024, we employed 249 employees. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement.
Our employees are our most valuable assets. We embrace and encourage our employees’ differences in backgrounds, knowledge, life experiences and capabilities that we believe collectively play a significant role in our culture, reputation and achievements. We strive to cultivate an exceptional workforce to perpetuate our ownership culture and continue to achieve superior business results. Our goal is to attract, develop and retain the best talent, while promoting a fast-paced, results-driven team-centric environment. Our recruitment efforts focus on hiring high-quality, talented people wherever they live throughout the country. We believe that our talent-first approach to recruitment, irrespective of geographical location, is a competitive advantage that enables us to build cost effective teams while providing a high quality of life for our employees.

We offer and maintain a competitive benefits package designed to support the well-being of our employees, including, but not limited to, medical, dental and vision insurance; a 401(k) plan; paid time off; family leave; tuition reimbursement; and employee assistance programs. Our compensation is structured to align employee incentives with the long-term success, vision and direction of our organization. We also emphasize the training and development of our employees to help maximize their personal and professional growth with opportunities to further their education and careers.
We have a policy of entering into agreements with non-compete and/or non-solicitation provisions with certain key management personnel to protect our confidential information and customer goodwill as well as to minimize the risk of disruption to our business in the event of a key employee’s departure.
Available Information
The SEC maintains website at www.sec.gov that contains reports, proxy and information statements, and other information about the Company. In addition, our website, ir.bowheadspecialty.com, contains corporate governance information, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee and the Compensation, Nominating and Corporate Governance Committee of our Board of Directors. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this report.
ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set for below. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occur, our business, financial condition or results of operations may be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risk Factors Summary
This summary provides an overview of the risks we face and should not be considered a substitute for the more fulsome risk factors discussed immediately following this summary.
Risks Related to Our Business and Industry
•Our financial condition and results of operations could be materially adversely affected if we do not accurately assess our underwriting risk.
•Competition for business in our industry is intense.
•Inability to maintain our strategic relationship with AmFam would materially adversely affect our business.
•A decline in AmFam’s financial strength rating or financial size category may adversely affect our financial condition and results of operations.
•Because our business depends on insurance retail agents, brokers and wholesalers, we are exposed to certain risks arising out of our reliance on these distribution channels that could adversely affect our results.
•We rely on a select group of brokers, and such relationships may not continue.
•We may be unable to continue purchasing third-party reinsurance in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.
•Our losses and loss expense reserves may be inadequate to cover our actual losses, which could have a material adverse effect on our financial condition, results of operations and cash flows.
•Given the inherent uncertainty of risk assessment and underwriting tools and algorithms, the usefulness of such tools to evaluate risk is subject to a high degree of uncertainty that could result in actual losses that are materially different than our estimates. A deviation from our loss estimates may adversely impact, perhaps significantly, our financial results.
•We rely on third-party data, and inaccuracies in such data could adversely impact our ability to estimate losses and manage risks.
•Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.
•Our reinsurers may not reimburse us for claims on a timely basis, or at all, which may materially adversely affect our business, financial condition and results of operations.
•While the P&C industry is generally currently experiencing a hard market, the insurance business is historically cyclical in nature, which may affect our financial performance and cause our operating results to vary from quarter to quarter and may not be indicative of future performance.
Risks Related to Laws and Regulation
•We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines, suspensions, revoking licenses, orders to cease and desist operations and criminal prosecution, which may adversely affect our financial condition and results of operations.

•We may become subject to additional government or market regulation, which may have a material adverse impact on our business.
•Changes in law, including relating to certain perils, could adversely affect our business.
•Applicable insurance laws may make it difficult to effect a change of control.
Risks Related to Our Operations
•We could suffer security breaches, loss of data, cyberattacks and other information technology failures, and are subject to laws and regulations concerning data privacy and security that are continually evolving. Actual or suspected information technology failures or failure to comply with applicable law could disrupt our operations, damage our reputation and adversely affect our business, operations and financial results.
•Operational risk exposures, such as human or systems failures (including from third-party vendor arrangements), are inherent in our business and may result in losses.
•We may change our underwriting guidelines or our strategy without your approval.
•Any future acquisitions, strategic investments or new platforms could expose us to further risks or turn out to be unsuccessful.
•The effects of litigation on our business are uncertain and could have an adverse effect on our business.
•Loss of key vendor relationships or failure of a vendor to protect our data or confidential and proprietary information could affect our operations.
•Our limited operating history may make it difficult to evaluate our current business and future prospects.
Risks Related to Liquidity and Access to Capital
•We could be forced to sell investments to meet our liquidity requirements.
•Because we are a holding company and substantially all or a substantial portion of our operations are conducted by our insurance and service company subsidiaries, our ability to achieve liquidity at the holding company, including the ability to pay dividends and service our debt obligations, depends on our ability to obtain cash dividends or other permitted payments from our insurance and service company subsidiaries.
•We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
•Our failure to comply with the terms of our credit facility, including as a result of events beyond our control, could result in an event of default that could affect our business, financial condition, and results of operations.
•Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.
Risks Related to Ownership of Our Common Stock
•Our costs have increased significantly as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.
•We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

•GPC Fund and AFMIC exercise substantial influence over us, may engage in businesses that compete with us, and your ability to influence matters requiring stockholder approval may be limited.
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
We face competition from other specialty insurance companies, standard insurance companies, managing general agencies (“MGAs”) and in some instances, decisions by potential insureds to self-insure if premiums are too high. Competition in the insurance industry is based on many factors, including price of coverage, general reputation and perceived financial strength of the company, relationships with distribution partners, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance we seek to underwrite. In recent years, the insurance industry has undergone some consolidation, which may further increase competition. The cost, capital and insurance synergies and combined underwriting leverage resulting from consolidation may mean a larger global insurer is able to compete more effectively and also may be more attractive than us to brokers and agents looking to place business. Larger insurers also may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. If such competitive pressures reduce rates or negatively affect terms and conditions considerably, we may reduce our future underwriting activities in those lines thus resulting in reduced premiums and a potential reduction in expected earnings. Competitors may also have a longer operating history and more market recognition than we do in certain lines of business.
The rapid evolution of artificial intelligence (“AI”) and technology in general may alter the competitive landscape. While we expect to continue to leverage technology, data, and analytics efficiently, it is possible that competitors will leverage AI and technology solutions more effectively which may adversely impact our competitive position. Competitors could enter the insurance market and further accelerate these trends. Our competitive position could be adversely impacted if we are unable to deploy, in a cost effective and competitive manner, technology or if our competitors collect and use data which we do not have the ability or access to utilize. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. Additionally, the possibility of federal regulatory reform of the insurance industry could increase competition from standard carriers.
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
As of December 31, 2024, AmFam owns approximately 14.4% of our common stock. We leverage AmFam’s legal entities, ratings and licenses through the MGA Agreements and the Quota Share Agreement. Through our MGA Agreements, BSUI underwrites premiums on behalf of the AmFam Issuing Carriers. Through the Quota Share Agreement, as of December 31, 2024, AmFam cedes 100.0% of this risk, along with the premiums to BICI and receives a ceding fee that is 2.0% on net premiums assumed. Separately, another AmFam subsidiary also negotiates reinsurance terms for its participation in our outward reinsurance program. Through our MGA Agreements, we also provide underwriting and claims handling services from BSUI to the AmFam Issuing Carriers. In essence, we originate business on the paper of AmFam through BSUI writing policies issued by AmFam under the name of AmFam and reinsure 100.0% of the insurance business we originate to BICI, since we do not currently have the ratings to write policies under our own name and on our own paper. As a result, we rely on our strategic partnership with AmFam and any inability to maintain our strategic relationship with AmFam would materially adversely affect our business. These contractual arrangements may terminate or be terminated under certain circumstances and there can be no assurance that this strategic relationship will continue in the future, including on the same or similar terms, and if not, that we would be able to find a suitable replacement or another strategic partnership on favorable terms if at all. In the event that the MGA Agreements were terminated and we were not able to find another carrier with similar financial strength ratings with which we could partner, our ability to write new and renewal business would be significantly impacted as the amount of business we could write directly on BICI paper without BICI having its own standalone financial strength rating from A.M. Best would be de minimis. See “––We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.”
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
We do not currently have a standalone A.M. Best rating for BICI. However, our strategic partner, AmFam and the AmFam Issuing Carriers, have an “A” (Excellent) financial strength rating and a XV financial size category from A.M. Best as of December 31, 2024. A downgrade or withdrawal of AmFam’s financial strength rating or reduction in its financial size category could result in any of the following consequences, among others:
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
We distribute the majority of our products through a select group of brokers. For the twelve months ended December 31, 2024, 68.3%, or $475.0 million, of our gross written premiums were distributed through four of our approximately 65 brokers.
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
As part of the reserving process, we use similar processes for assessing the risks related to our business written on an admitted basis and on a non-admitted basis and thus this is generally not a variable that affects our estimates. In each case, we both review our historical data, which is limited given our short operating history, and industry data that is available to us from actuarial consultants and other publicly available sources, as well as consider the impact of such factors as:
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
•New theories of liability are enforced retroactively from time to time by courts. See “—Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.”
•Volatility in the financial markets, economic events and other external factors may result in an increase in the number of claims and/or severity of the claims reported. In addition, elevated inflationary conditions, among other things, cause loss costs to increase. See “—Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.”
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
We use proprietary underwriting tools, which we refer to as BRATs, for the lines in which we write business, which are further supplemented with customized third-party data. Our key business leaders leverage their respective BRATs to evaluate submissions and, over time, have built line of business-specific capabilities, capturing exposures and drivers of the losses that are relevant to each submission. Each of our three “craft” underwriting divisions has their own unique set of BRATs. Each BRAT stores data in our core operating system for each submission, regardless of whether we ultimately write the account. The Professional Liability BRAT data is supplemented by third-party vendor data integrated directly into its algorithms. We use these BRATs across departments during our underwriting process to evaluate each risk. However, given the inherent uncertainty of underwriting tools and algorithms and the application of such techniques, these tools, algorithms and databases may not accurately address a variety of matters which may impact certain of our coverages. These tools may be inadequate representations of the underlying subject matter, including as a result of inaccurate inputs or evaluations of data (resulting from data error, human error or otherwise). Consequently, actual losses from loss events, whether from individual claims or in the aggregate, may differ materially from modeled expectations. If, based upon these tools, models or other factors, we misprice our products or underestimate the frequency and/or severity of loss events, our profitability, financial condition, or liquidity may be adversely affected.
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
Outward reinsurance is a key part of our strategy, and our outward reinsurance protection may not be sufficient for all eventualities, which could expose us to greater risk and greater potential loss, which could in turn have a material adverse effect on our business, financial condition, results of operations and prospects. In particular, if a number of large losses occur in any one year, there is a chance that we could exhaust our outward reinsurance. In this event, it is not certain that further reinsurance coverage would be available on acceptable terms, or at all, for the remainder of that year or for future years which could materially increase the risks and losses we retain. Additionally, changes in reinsurer’s risk appetite may have an impact on the availability of reinsurance on commercially reasonable terms, or at all. We are unable to predict how reinsurer’s risk appetite may fluctuate in the future.
Collectability of reinsurance depends on the solvency of reinsurers and their willingness to make payments under the terms of reinsurance agreements. In particular, we can be exposed to non-coterminous wording risk under such agreements, including interpretations by our reinsurers that they may withhold payment for losses. As such, the terms and conditions of the reinsurance purchased by us may not provide precise coverage for the losses we incur on the underlying insurance or reinsurance which we have sold. While all of our reinsurers are currently highly rated, their ratings could be downgraded in the future. Finally, a material deterioration in the capital levels of our reinsurance counterparties may reduce the amount of statutory capital relief provided by our reinsurance arrangements, which could result in our failure to meet our own statutory capital requirements. A reinsurer’s insolvency or inability or unwillingness to make payments under the terms of a reinsurance arrangement could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our reinsurers may not reimburse us for claims on a timely basis, or at all, which may materially adversely affect our business, financial condition and results of operations.
The reinsurance contracts into which we enter to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In many cases, a reinsurer will be called upon to reimburse us for policy claims many years after we paid insurance premiums to the insurer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. However, our reinsurers may not pay claims we incur on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, political and/or regulatory prohibitions, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. In addition, if reinsurers consolidate, such reinsurers’ willingness to pay claims in the same timely manner as prior to such consolidation may change. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition. As of December 31, 2024, we had $255.1 million of aggregate reinsurance recoverables; 100% of these reinsurance recoverables were derived from reinsurers currently with an “A” (Excellent) financial strength rating from A.M. Best, or better.
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
In addition, while we generally do not delegate underwriting and binding authority, we do distribute an insurance product through a program administrator in connection with a risk purchasing group to whom we have issued a master policy. See “Business—Marketing and Distribution” for additional information. While this program administrator is contractually obligated to follow our underwriting guidelines, it can issue individual certificates of insurance to policyholders without receiving our approval for each individual risk. If this program administrator takes excessive risks and fails to comply with our underwriting guidelines and the terms of its appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance product or estimated our potential losses and loss adjustment expenses. Such actions and excessive risk taking by the program administrator could adversely affect our results of operations.

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
Various authoritative accounting or regulatory entities, including the Financial Accounting Standards Board (“FASB”) and the SEC may amend, expand and/or eliminate the financial accounting or reporting standards that govern the preparation of our consolidated financial statements or could reverse their previous interpretations or positions on how various financial accounting and/or reporting standards should be applied. Various FASB and SEC proposals are pending and such proposals are subject to change. Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, total mezzanine equity and stockholders’ equity and other relevant financial statement line items.
BICI is required to comply with the Statutory Accounting Principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
In addition, the NAIC Accounting Practices and Procedures manual provides that state insurance departments may permit insurance companies domiciled therein to depart from SAP by granting them permitted accounting practices. We cannot predict whether or when the insurance departments of the states of domicile of our competitors may permit them to utilize advantageous accounting practices that depart from SAP, the use of which is not permitted by the Wisconsin OCI, the insurance regulator of the state of domicile of BICI. We can give no assurance that future changes to SAP or components of SAP or the grant of permitted accounting practices to its competitors will not have a negative impact on us.
We may not be able to effectively start up or integrate new product opportunities.
Our ability to grow our business depends, in part, on our development, implementation or acquisition of new insurance products that are profitable and fit within our risk appetite and business model. New product launches such as environmental coverages through our Casualty division or our Baleen Specialty division, as well as resources to integrate business acquisitions, are subject to many obstacles, including ensuring we have sufficient business and systems processes, determining appropriate pricing, obtaining reinsurance, assessing opportunity costs and regulatory burdens and planning for internal infrastructure needs. If we cannot accurately assess and overcome these obstacles or we improperly implement new insurance products, our ability to grow profitably will be impaired.
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.
Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets, trade disputes, including the imposition of new or increased tariffs, and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. In addition, if certain segments of the economy, such as the construction segments, were to significantly change, it could adversely affect our results. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge. Given our limited operating history, we have not experienced the inflationary impacts on our claims or investments that many other insurance companies may have experienced with respect to historical losses or investment portfolios with longer histories. However, given the recent inflationary pressures, we seek to set our rates at a level which we believe will reflect the anticipated impacts of inflation. In addition, certain lines of business, including our Excess Projects and Primary Projects lines of business within our Casualty division, have seen fewer projects commence as a result of recent inflationary pressures. The impact of inflation is generally felt most in policies with longer durations and where the claims take a longer time to settle. Policies written on an occurrence form do see claims being notified under policies that were written years ago; the delay between the policy period and the notification of claims exposes us to the impact of inflation. Another way we are affected is by the length of time between the claim being notified and the claim being paid. A multi-year construction project with a period built in to report construction defects may be more exposed to inflation than a Cyber ransomware attack where the claim notice may be made almost immediately and the claim may be settled in months. As a general matter, casualty claims take longer to develop than claims for property insurance, which we do not currently write, and as a result, the impacts of inflation on casualty claims is generally greater than on property claims.
While the P&C industry is generally currently experiencing a hard market, the insurance business is historically cyclical in nature, which may affect our financial performance and cause our operating results to vary from quarter to quarter and may not be indicative of future performance.
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
Although an individual insurance company’s financial performance depends on its own specific business characteristics, the profitability of most P&C companies tends to follow this cyclical market pattern with higher gross written premium growth and improved profitability during hard market cycles. Further, this cyclical market pattern can be more pronounced in the E&S market than in the standard insurance market. When the standard insurance market hardens, the E&S market typically hardens, and growth in the E&S market can be significantly more rapid than growth in the standard insurance market. Similarly, when conditions begin to soften, many customers that were previously driven into the E&S market may return to the admitted market, exacerbating the effects of rate decreases on our financial results.
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
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to maintain a diversified portfolio of fixed income investments that is managed by a third-party investment management firm, NEAM, which is a wholly-owned subsidiary of Berkshire Hathaway Inc., in accordance with our investment policy and strategy that is reviewed and approved by our board of directors on a regular basis. However, our investments are subject to general economic conditions, volatility and market risks as well as risks inherent to specific securities. Our primary market risk exposures are to changes in interest rates and credit spreads. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk.”
Our investment portfolio consists almost entirely of cash, cash equivalents and investment-grade fixed-income securities. Although interest rates have slightly decreased recently, they have increased significantly since 2021.As rate increases cease or decline, a lower interest rate environment could place pressure on our net investment income, particularly as it relates to these securities and short-term investments, which, in turn, may adversely affect our results of operations. Conversely, increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk, or, in a rising interest rate environment, may not prepay as quickly as expected.
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
State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels. BICI is subject to risk-based capital requirements and other minimum capital and surplus restrictions imposed under Wisconsin law. Wisconsin has largely adopted the model legislation promulgated by the NAIC pertaining to risk-based capital. These requirements establish the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies P&C insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. In addition to these requirements under Wisconsin law, BICI is also subject to certain surplus and risk-based capital requirements under a company-specific stipulation and order from the Wisconsin OCI (the “Wisconsin OCI Stipulation and Order”). Pursuant to the Wisconsin OCI Stipulation and Order, BICI is required to (i) have a compulsory surplus equal to the greater of (A) $3.0 million or (B) the sum of (x) 50.0% of gross written premiums for medical malpractice insurance (which business is written as part of our Healthcare Liability division) and (y) 20.0% of gross written premiums for all other covered lines of insurance, (ii) maintain surplus in excess of its required security surplus standard under Wisconsin law and (iii) maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 400.0%. See “Regulation—Restrictions on Paying Dividends” for additional information. Failure to maintain surplus and risk-based capital at the required levels could adversely affect the ability of BICI to maintain the regulatory authority necessary to conduct our business. In addition, state surplus lines laws, or laws pertaining to non-admitted insurance business, require that surplus lines brokers comply with diligent search/exempt commercial purchaser laws and affidavit/document filing requirements, as well as requiring the collection and paying of any taxes, stamping fees, assessment fees and other applicable charges on such business. E&S businesses, such as the Company, are often subject to special licensing, surplus lines tax and/or due diligence requirements by the home state of the insured. Fines for failing to comply with these surplus lines requirements, specifically for failing to comply with the surplus lines licensing or due diligence requirements, vary by state but can range to several million dollars.
In addition, the NAIC has developed the IRIS, which is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Insurance regulators will generally begin to investigate, monitor or make inquiries of an insurance company if four or more of the company’s ratios fall outside the usual ranges. Although these inquiries can take many forms, regulators may require the insurance company to provide additional written explanation as to the causes of the particular ratios being outside of the usual range, the actions being taken by management to produce results that will be within the usual range in future years and what, if any, actions have been taken by the insurance regulator of the insurers’ state of domicile. Regulators are not required to take action if an IRIS ratio is outside of the usual range, but depending upon the nature and scope of the particular insurance company’s exception (for example, if a particular ratio indicates an insurance company has insufficient capital) regulators may act to reduce the amount of insurance the company can write or revoke the insurer’s certificate of authority and may even place the company under supervision.
We may become subject to additional government or market regulation, which may have a material adverse impact on our business.
Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements, the use of new technology (i.e. artificial intelligence), and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. Further, Dodd-Frank gives the Federal Reserve supervisory authority over certain U.S. financial services companies, including insurance companies, if they are designated as 'systemically important' by a two-thirds vote of a Financial Stability Oversight Council. Although we do not currently believe that we are systemically important, as defined in Dodd-Frank, Dodd-Frank or additional federal or state regulation potentially adopted in the future could impose significant burdens on us, impact how we conduct our business and govern our subsidiaries, increase compliance costs, increase the requisite levels of capital needed to operate our subsidiaries, duplicate state regulation, and/or result in a competitive disadvantage.
We are unable to predict whether any future legislation will be enacted or future regulations adopted, or the effect any such developments may have on our business, financial condition, or profitability.

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
Under applicable U.S. state insurance laws and regulations (including the laws of the state of Wisconsin), before a person can acquire control of a U.S. domestic insurer, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled, or the acquiror must request an Exemption Request or file a disclaimer of affiliation and/or control (a “Disclaimer”) with the insurance department of such state and obtain approval thereon. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors, including among others, the financial strength of the proposed acquiror, the integrity and management of the acquiror’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer, and any anti-competitive results that may arise from the consummation of the acquisition of control. Wisconsin insurance laws and regulations pertaining to changes of control would apply to both the direct and indirect acquisition of ten percent or more of the voting stock of a Wisconsin-domiciled insurer (or of less than ten percent of the voting stock if there is other indicia of control). Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of BICI and would trigger the applicable change of control filing requirements under Wisconsin insurance laws and regulations, absent the filing of an Exemption Request or Disclaimer and its acceptance by the Wisconsin OCI. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions that some or all of our stockholders might consider to be desirable.
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
The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. To protect our confidential information and customer goodwill as well as to minimize the risk of disruption to our business in the event of a departure, our key employees, including our executive officers, are subject to non-compete and non-solicitation provisions that generally apply during, and extend for six to twelve months following the termination of, their employment; although, not all jurisdictions permit such non-compete agreements, and regardless of the jurisdiction, our key personnel could still pursue employment opportunities with other parties, including, with any of our competitors and there are no assurances that our non-compete agreements with any such key personnel would be enforceable in a cost effective manner, if at all. Should any of our key personnel terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.
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
We and our service providers face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of systems and confidential information, including vulnerabilities that could be exploited by threat actors in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. The risk of a data security breach or a disruption has generally increased in frequency, intensity and sophistication. Techniques used to compromise or sabotage systems change frequently, may originate from less regulated and remote areas of the world and be difficult to detect and generally are not recognized until launched against a target. Events such as natural catastrophes, terrorist attacks, industrial accidents, computer viruses, ransomware, a security breach by an unauthorized person, employee error, malfeasance, faulty password management or other irregularity and other cyber-attacks may cause our systems to fail or be inaccessible for extended periods of time. We have implemented management, operational, and technical security controls designed to identify, protect, detect, respond to and recover from breaches of security, such as business contingency plans and other reasonable plans to protect our systems, whether housed internally or through third-party cloud services. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships. However, we cannot guarantee that these measures will be effective and sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business. Even if the vulnerabilities that may lead to the foregoing are identified, we may be unable to adequately investigate or remediate due to attackers using tools and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence.
As have many companies, we, and our third-party service providers, have been impacted by breaches in the past and will likely continue to experience cybersecurity incidents of varying degrees. Any such event may result in operational disruptions as well as unauthorized access to, the disclosure of, or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, an increase in our annual cybersecurity insurance premiums, the loss of customers or affiliated advisors, or other damage to our business. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins, inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
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
Our management has the authority to change our underwriting guidelines or our strategy without notice to our stockholders and without stockholder approval. As a result, we may make fundamental changes to our operations without stockholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section entitled “Business” or elsewhere in this Annual Report on Form 10-K.
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
Our ability to manage our growth through acquisitions, strategic investments or new or alternative platforms, such as our Baleen Specialty division, will depend, in part, on our success in addressing such risks. While we are not currently contemplating any such acquisitions or strategic investments, our nimble approach to capital management based on opportunities presented and sought out means that we may opportunistically from time to time pursue such acquisitions, new platforms or strategic investment strategies. Any failure by us to implement our acquisitions, new platforms or strategic investment strategies effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The continued operation and growth of our business will require substantial capital. Accordingly, we do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. See “Dividend Policy.” Because we are a holding company with no substantial business operations of our own, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends and other distributions from BICI and our other operating companies. BICI’s ability to pay dividends is restricted under the insurance laws and regulations of its domiciliary state and may only be paid from unassigned surplus. Under the insurance laws of Wisconsin, an insurer may make an ordinary dividend payment if its surplus as regards to policyholders, following such dividend, is reasonable in relation to its outstanding liabilities, is adequate to its financial needs, and does not exceed the insurer’s unassigned surplus. See “Regulation—Restrictions on Paying Dividends” for additional information. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiary may in the future adopt statutory provisions, or impose additional constraints on BICI, more restrictive than those currently in effect.
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
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the cash flows provided by our operating activities and investing activities are insufficient to fund future operating requirements and cover claim losses, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, the availability of reinsurance, market disruptions and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares of common stock offered hereby. In addition, because BICI is considered an affiliate of AFMIC under Wisconsin insurance regulations and BICI’s business is currently comprised solely of business assumed from AFMIC, BICI’s regulatory capital requirements are lower. BICI’s regulatory capital requirements under Wisconsin’s insurance regulations would be higher if BICI’s business was assumed from an insurance company that was not an affiliate of BICI or was written directly with our policyholders. If BICI were to no longer qualify as an affiliate of AFMIC, additional capital would be required in order for BICI to meet its regulatory capital requirements under Wisconsin insurance regulations. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

Our failure to comply with the terms of our credit facility, including as a result of events beyond our control, could result in an event of default that could affect our business, financial condition, and results of operations.
The Company has a Credit Agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $75 million, which includes a 5 million sub-facility for letters of credit. If there were an event of default under the Facility, the lenders under the Facility could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowing under the Facility if accelerated upon an event of default. Furthermore, if we are unable to repay, refinance, or restructure our Facility, the lenders under the Facility could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. As a result, any default by us on our debt could have a materially adverse effect on our business, financial condition, and results of operations.
Our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.
As of December 31, 2024, we had no outstanding indebtedness, and $75.0 million of undrawn availability, under the Facility.
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
As a public company, we have incurred and expect to continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition and therefore we need to have the ability to prepare financial statements that comply with all SEC reporting requirements on a timely basis. In addition, we are or will be subject to other reporting and corporate governance requirements, including certain requirements of and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, to the extent that we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts.
The Sarbanes-Oxley Act and the Dodd-Frank Act, as well as related rules subsequently implemented by the SEC and the New York Stock Exchange (the “NYSE”), have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations and standards will increase our operating costs and divert management’s time and attention from revenue-generating activities. Further, if these laws, regulations and rules were to change substantially in the future, we might be unable to meet new requirements.

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
As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(a) of the Sarbanes-Oxley Act, which requires annual assessments by management of the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2025. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes-Oxley until such time as we no longer qualify as an emerging growth company. See “—We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.” For further discussion of these exemptions. Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements.
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
•public response to press releases or other public announcements by us, AmFam, or third parties, including our filings with the SEC;
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
As of December 31, 2024, we have an aggregate of approximately 32,662,683 shares of our common stock outstanding. Of these outstanding shares, all of the shares sold in our IPO and subsequent secondary offering that closed on October 25, 2024 (the “Secondary Offering”) are freely tradable without restriction or further registration under the Securities Act, unless such shares are held by our directors, executive officers, or any of our affiliates, as that term is defined in Rule 144 under the Securities Act (“Rule 144”). As of December 31, 2024, all of our remaining shares of common stock outstanding are “restricted securities” within the meaning of Rule 144. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In connection with our IPO we entered into a Registration Rights Agreement with GPC Fund, AFMIC and our Chief Executive Officer, pursuant to which GPC Fund, AFMIC and their permitted transferees may require us to register the offer and sale of all or a portion of their shares of our common stock under the Securities Act, subject to certain customary conditions and exclusions. Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem necessary or appropriate.
In connection with each of our IPO and Secondary Offering, our executive officers and directors and certain stockholders, including GPC Fund and AMFIC each agreed to enter into “lock-up” agreements with the underwriters and thereby were subject to a lock-up periods for each offering, meaning that they and their permitted transferees were not permitted to sell any shares of our common stock during the agreed upon lock-up periods. These lock-up periods have since expired. Possible sales of our shares previously subject to those lock-ups in the market now that these agreements have expired could exert significant downward pressure on our stock price.
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
We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our financial condition, results of operations, capital requirements, general business conditions, legal, tax and regulatory limitations, contractual restrictions and other factors that our board of directors considers relevant. In addition, our ability to pay dividends on our capital stock is limited by the terms of the Credit Agreement and may be further restricted under the terms of any future debt or preferred securities or future credit facility. See “Dividend Policy.”
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
Prior to our IPO, BSHI was 100% owned by BIHL. From the IPO until October 25, 2024, BSHI was a “controlled company” within the meaning of Section 303A of the New York Stock Exchange Listed Company Manual. Following our Secondary Offering, we are no longer a “controlled company”, and will therefore be required to comply with all of the applicable corporate governance requirements of the NYSE, within the various grace periods provided by Section 303A. As a result, we were required to have at least one independent director on our Compensation, Nominating and Corporate Governance Committee upon the closing of the Secondary Offering, a majority of independent directors on our Compensation, Nominating and Corporate Governance Committee within 90 days from October 25, 2024, and a fully independent Compensation, Nominating and Corporate Governance Committee and a majority independent board of directors within one year of October 25, 2024. Accordingly, on October 30, 2024, Dr. Ava Schnidman was elected to the board of directors and further appointed to serve on our Compensation, Nominating and Corporate Governance Committee on the day of her election to the board. We will also be required to perform an annual performance evaluation of the Compensation, Nominating and Corporate Governance Committee. We are currently taking advantage of the “controlled company” exemption and do not have a fully independent Compensation, Nominating and Corporate Governance Committee or a board of directors composed of a majority of independent directors. Accordingly, during the transition period, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Furthermore, a change in our board of directors and committee membership may result in a change in our operation philosophies and deviations from our current corporate strategy.
GPC Fund and AFMIC exercise substantial influence over us, may engage in businesses that compete with us, and your ability to influence matters requiring stockholder approval may be limited.
As of December 31, 2024, GPC Fund and AFMIC own, in the aggregate, approximately 48.0% of our outstanding common stock. So long as GPC Fund and AFMIC own a significant amount of our outstanding common stock, GPC Fund and AFMIC may exert significant voting influence over us and our corporate decisions, including any matter requiring stockholder approval regardless of whether others believe that the matter is in our best interests. For example, GPC Fund and AmFam may exert significant influence over the vote in any election of directors and any amendment of our certificate of incorporation. In addition, in connection with our IPO, we entered into the Board Nominee Agreement and the Investor Matters Agreement, which grant GPC Fund and AFMIC respectively rights to nominate individuals to our board of directors.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company employs a comprehensive, cross-departmental approach designed to continuously identify, assess, and mitigate potential cybersecurity risks. Our cybersecurity risk management program involves collaboration between our employees, the Information Technology (“IT”) team, and the Information Security (“InfoSec”) team, which is led by our Chief Information Security Officer (“CISO”). The Company’s cybersecurity policies, standards, and processes are integrated into the Company’s overall risk management program, and we regularly consider cybersecurity risks in the context of material risks to the Company.
Our cybersecurity risk management program categorizes cybersecurity risks into five distinct areas: identify, protect, detect, respond, and recover, as defined by the National Institute of Standards and Technology Cybersecurity Framework. We regularly assess the evolving cybersecurity threat landscape, employing a layered cybersecurity strategy that emphasizes prevention, detection, and mitigation through a variety of technical and operational measures. As part of our cybersecurity risk management program, our information security program is tailored to address identified risks, while aligning with pertinent business requirements.
Cybersecurity is a shared responsibility across the Company, and all our employees are subject to periodic email phishing simulation campaigns and mandatory quarterly cybersecurity training to enhance awareness and readiness against potential common cyber threats. Certain roles require additional role-based, specialized cybersecurity training, such as tabletop exercises to ensure proactive preparation and effective coordination in the event of a security incident. We conduct tabletop exercises annually or as needed to review our incident response plan, as well as to identify and prioritize opportunities for improvement within our cybersecurity program and associated security controls. To help protect our data and information systems, we maintain Company-wide cybersecurity policies and procedures regarding encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and internet, social media, email, and wireless device usage. Our IT and InfoSec teams review and update such policies and procedures to adapt to the evolving cybersecurity threat landscape, industry best practices, and regulatory updates. Our CISO conducts thorough reviews of these updates on an annual basis or as needed to help ensure their continued relevance and effectiveness in safeguarding the Company’s assets and business interests.

We continually seek to update our cybersecurity posture, encompassing end-user awareness training, layered defenses, critical asset identification and protection, enhanced monitoring and alerting. We engage with third-party experts to evaluate the efficacy of our security measures which includes network penetration testing. We also regularly evaluate cybersecurity risks associated with our use of third-party service providers, conducting an annual review of hosted applications and assessing their cybersecurity readiness. In addition, we annually obtain Service Organization Control (“SOC”) reports on the suitability and operating effectiveness of the service providers’ controls, known as a SOC 1 Type 2 Report. The report is prepared by an independent service auditor. We review such reports to confirm the existence of effective security controls over unauthorized access at third party service providers.
To date, there have been no cybersecurity events in the past that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition. Although we believe our defenses against cyber-intrusions are sufficient, we continue to update our prevention programs to help respond to sophisticated and rapidly evolving threats that may try to circumvent our security measures.
Governance
Our Board, with the assistance of our Audit Committee, oversees our cybersecurity efforts performed by senior management, which is responsible for the identification and assessment of materials risk from cybersecurity incidents. In particular, our CISO is responsible for leading the management and assessment of material cybersecurity threats, and works closely with our head of IT, head of IT Operations and General Counsel. Our CISO has over 20 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies and managing information systems and protecting computer networks against cyber intrusions. Also, our IT Operations team meets regularly with the InfoSec and the head of Internal Audit.
Our Board and our Audit Committee receive reports on the Company’s cyber security program, including an assessment of that our cybersecurity risk management program, annually or as needed. In addition, the Board and Audit Committee receive reports on the cybersecurity program, including any material cybersecurity risks, periodically or as needed.
ITEM 2. PROPERTIES
Although our business is run largely remotely, we lease offices located in New York, New York, and Chicago, Illinois. We do not own any real property. We believe that our existing facilities are sufficient for our current needs.
ITEM 3. LEGAL PROCEEDINGS
We are subject to routine legal proceedings in the normal course of operating our insurance business. We are not currently a party to any such claims, lawsuits or proceedings, the outcome of which, if determined adversely to us, we believe would, individually or in the aggregate, have a material adverse effect on our business, results of operations or financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders of our Common Stock
On May 23, 2024, our common stock began trading on the NYSE under the symbol “BOW”. Prior to that time, there was no public market for our common stock.

As of February 25, 2025, there were approximately 62 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of our total stockholders.
Dividends
Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.
Since the growth and continued operation of our business will require capital, we do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future.
As a holding company, substantially all of our operations are conducted through our wholly-owned insurance and service company subsidiaries. Our ability to pay dividends to stockholders is largely dependent on dividends and other distributions from BICI and our other operating companies. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus and restrict dividend payments. BICI’s ability to pay dividends is restricted under the insurance laws and regulations of the Wisconsin OCI.
Stock Performance Graph
The following performance graph compares the cumulative total stockholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Russell 2000 Index and (3) the cumulative total returns to the Standard & Poor's Composite 1500 Property & Casualty Insurance Index for the period from May 23, 2024 (the date our common stock began trading on the NYSE) through December 31, 2024.
The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
5/23/2024
12/31/2024
Bowhead Specialty Holdings Inc.
Russell 2000 Index
S&P Composite 1500 P&C Insurance Index

	May 23, 2024	December 31, 2024
Bowhead Specialty Holdings Inc.	$100.00	$149.24
Russell 2000 Index	$100.00	$108.87
S&P Composite 1500 P&C Insurance Index	$100.00	$111.98

Issuer Repurchase of Equity Securities
The table below provides information regarding the number of common stock repurchased in the quarter ended December 31, 2024:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1-31, 2024	140	$28.23	—	—
November 1-30, 2024	—	$—	—	—
December 1-31, 2024	—	$—	—	—
Total	140		—
__________________
(1)     Represents shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of restricted stock units.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Year ended December 31, 2023 compared to year ended December 31, 2022
For a discussion of our year ended December 31, 2023 results and a comparison between the years ended December 31, 2023 and 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form S-1 Registration Statement, filed with the SEC on October 21, 2024.
Overview
We were founded in September 2020, backed by capital provided by GPC Fund, a private equity fund managed by Gallatin Point, and our strategic partner, AmFam, to take advantage of favorable pricing environments, and to address a growing and unmet demand from brokers and policyholders for specialized insurance solutions and quality service in complex lines of business. Our principal objective is to create and sustain superior returns for our stockholders by generating consistent, underwriting profits across our product offerings and through all market cycles, while prudently managing capital.
We offer commercial specialty P&C insurance products to policyholders that vary in size, industry and complexity, focusing on casualty, professional liability, and healthcare liability risks. We provide “craft” underwriting solutions, which require deep underwriting and claims expertise in order to produce attractive financial results. In May 2024, we supplemented our “craft” solution with our “flow” underwriting operation, which is a streamlined, tech-enabled low touch form of underwriting, focused on small, niche and hard-to-place risks. Our policies are primarily written on a non-admitted, or E&S basis, which is free of rate and policy form restrictions, and provides the flexibility to rapidly adjust to emerging market opportunities. We distribute our products through carefully selected relationships with leading distribution partners in both the wholesale and retail markets.
The policies we write are issued on AmFam paper under their own name through BSUI, our managing general agency, in exchange for a Ceding Fee, and reinsured 100% to BICI, our wholly-owned insurance company subsidiary. This mutually beneficial partnership with AmFam has enabled us to grow quickly, but prudently, to take advantage of favorable market conditions, and allows us to deploy capital efficiently.
We built a nimble, remote-friendly organization that is able to attract best-in-class talent nationwide, who are committed to operational excellence and superior service. We are led by a highly experienced and respected underwriting team with a disciplined approach to underwriting and decades of individual, successful underwriting experience. We are supported by a collaborative culture that spans all functions of our business, which allows us to provide a consistent, positive experience for all our partners. We believe that our current market opportunity, differentiated expertise, relationships, culture and leadership team position us well to continue to grow our business profitably.
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
Net investment income
We earn interest income on our portfolio of invested assets, which are comprised of fixed maturity securities, short-term investments and cash and cash equivalents.

Net realized investment losses
Net realized investment losses are a function of the difference between the amortized cost of securities sold and the proceeds received by the Company upon the sale of a security. Unrealized investment gains (losses) on fixed maturity securities are recorded within accumulated other comprehensive loss on the Consolidated Balance Sheets.
Other insurance-related income
Other insurance-related income represent fees associated with the issuance of policies and revenue we receive for providing insurance-related services.
Non-operating expenses
Non-operating expenses represent expenses related to various transactions that we consider to be unique and non-recurring in nature, including expenses related to our IPO and Secondary Offering.
Warrant expense
Warrant expense represents compensation cost for warrants issued to AmFam for the right to purchase shares of the Company’s common stock.
Credit facility interest expenses and fees
Credit facility interest expenses and fees represent certain costs associated with the Credit Agreement (as defined below), which provides for a senior secured revolving credit facility.
Foreign exchange losses (gains)
Foreign exchange losses (gains) represent the remeasurement of a non-U.S. dollar operating expense to U.S. dollars due to the fluctuations in the exchange rate. The change in the liability due to the fluctuations in the exchange rate are included within the Consolidated Statements of Income and Comprehensive Income (Loss) at the end of each period.
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
Expense ratio, expressed as a percentage, is the ratio of net acquisition costs and operating expenses, less other- insurance related income, to net earned premiums.
Combined ratio, expressed as a percentage, is the sum of loss ratio and expense ratio.
Return on equity is net income as a percentage of average beginning and ending mezzanine equity and stockholders’ equity.
Underwriting income is a non-GAAP financial measure defined as income before income taxes excluding the impact of net investment income, net realized investment losses, other insurance-related income, non-operating expenses, warrant expense, credit facility interest expenses and fees, foreign exchange losses (gains), and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income to income before income taxes, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of net realized investment losses, non-operating expenses, foreign exchange losses (gains), and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted net income to net income, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
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

Results of Operations
Year ended December 31, 2024 compared to year ended December 31, 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$695,717	$507,688	$188,029	37.0%
Ceded written premiums	(244,295)	(173,016)	(71,279)	41.2%
Net written premiums	$451,422	$334,672	$116,750	34.9%

Revenues
Net earned premiums	$385,111	$263,902	$121,209	45.9%
Net investment income	40,121	19,371	20,750	107.1%
Net realized investment losses	(16)	—	(16)	NM
Other insurance-related income	444	125	319	255.2%
Total revenues	425,660	283,398	142,262	50.2%

Expenses
Net losses and loss adjustment expenses	248,099	166,282	81,817	49.2%
Net acquisition costs	32,397	20,935	11,462	54.8%
Operating expenses	89,112	63,456	25,656	40.4%
Non-operating expenses	2,807	630	2,177	345.6%
Warrant expense	1,917	—	1,917	NM
Credit facility interest expenses and fees	725	—	725	NM
Foreign exchange losses (gains)	68	(20)	88	(440.0)%
Total expenses	375,125	251,283	123,842	49.3%

Income before income taxes	50,535	32,115	18,420	57.4%
Income tax expense	(12,292)	(7,068)	(5,224)	73.9%
Net income	$38,243	$25,047	$13,196	52.7%

Key Operating and Financial Metrics:
Underwriting income(1)	$18,236	$14,035	$4,201	29.9%
Adjusted net income(1)	42,686	26,152	16,534	63.2%
Loss ratio	64.4%	63.0%
Expense ratio	31.4%	31.9%
Combined ratio	95.8%	94.9%
Return on equity	13.6%	18.2%
Adjusted return on equity(1)	15.2%	19.0%
Diluted earnings per share	$1.29	$1.04
Diluted adjusted earnings per share(1)	$1.44	$1.09
__________________
NM - Percentage change is not meaningful.
(1) Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.

Premiums
The following table presents gross written premiums by underwriting division for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	% of Total	2023	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$431,817	62.1%	$277,455	54.7%	$154,362	55.6%
Professional Liability	160,651	23.1%	145,251	28.6%	15,400	10.6%
Healthcare Liability	101,619	14.6%	84,982	16.7%	16,637	19.6%
Baleen Specialty	1,630	0.2%	—	—%	1,630	NM
Gross written premiums	$695,717	100.0%	$507,688	100.0%	$188,029	37.0%
Gross written premiums increased $188.0 million, or 37.0%, to $695.7 million for the year ended December 31, 2024 from $507.7 million for year ended December 31, 2023. The increase was driven by renewals, new business and continued growth in our platform across all four divisions. For the years ended December 31, 2024 and 2023, E&S business made up 75.8% and 79.2% of gross written premiums, respectively, while admitted business made up 24.2% and 20.8%, respectively. The 3.4 point decrease in the proportion of E&S business written was driven by the Casualty division, where an admitted product was required on specialty business written.
Net written premiums increased $116.7 million, or 34.9%, to $451.4 million for the year ended December 31, 2024 from $334.7 million for the year ended December 31, 2023. The increase was primarily due to the growth in gross written premiums for the year ended December 31, 2024, partially offset by the increase in ceded written premium primarily due to the volume of written premiums subject to the ceded quota share reinsurance treaties within our Casualty underwriting division and the Cyber line of business within our Professional Liability division.
Net earned premiums increased $121.2 million, or 45.9%, to $385.1 million for the year ended December 31, 2024 from $263.9 million for the year ended December 31, 2023. The increase was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.
Loss ratio
The following table summarizes the components of our loss ratio for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$248,099	64.4%	$166,282	63.0%
Prior accident year reserve development	—	—%	—	—%
Total	$248,099	64.4%	$166,282	63.0%
Our loss ratio was 64.4% for the year ended December 31, 2024 compared to 63.0% for the year end December 31, 2023, or an increase of 1.4 points. The increase was due to the mix changes in our portfolio, where Casualty, which has higher current accident year industry loss ratios, comprised a larger proportion of the Company’s gross written premiums—62.1% in 2024 compared to 54.7% in 2023. There was no prior accident year reserve development in our loss ratio for the year.

In the fourth quarter of 2024, as part of our annual independent actuarial reserve review, we reallocated prior accident year loss reserves by division, primarily from Professional Liability to Casualty, to align more closely with industry loss ratios. The increase in our loss ratio and reallocation of prior accident year loss reserves are primarily based on inputs from industry data due to Bowhead’s limited loss experience. See Note 6, “Reserves for Losses and Loss Adjustment Expenses” in our Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Expense ratio
The following table summarizes the components of our expense ratio for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$32,397	8.4%	$20,935	7.9%
Operating expenses	89,112	23.1%	63,456	24.0%
Less: Other insurance-related income	(444)	(0.1)%	(125)	—%
Total expense ratio	$121,065	31.4%	$84,266	31.9%
Our expense ratio was 31.4% for the year ended December 31, 2024 compared to 31.9% for the year ended December 31, 2023, a decrease of 0.5 points. The decrease was driven by the 0.9 point decrease in our operating expenses ratio, which was partially offset by the 0.5 point increase in net acquisition costs ratio. The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses. The increase in our net acquisition costs ratio was driven by the increase in broker commissions due to mix changes in our portfolio, where Casualty, which has higher broker commissions, comprised a larger proportion of the Company’s gross written premiums, and the reduction in ceding commission rates in our 2024 ceded reinsurance treaties. Gross acquisition costs as a percentage of gross earned premiums was 15.7% for the year ended December 31, 2024 compared to 15.0% for the year ended December 31, 2023, and ceded earned commissions as a percentage of ceded earned premium was 29.0% for the year ended December 31, 2024 compared to 29.4% for the year ended December 31, 2023.
Combined ratio
The combined ratio was 95.8% for the year ended December 31, 2024, compared to 94.9% for the year ended December 31, 2023. The 0.9 point increase was due to the 1.4 point increase in the loss ratio, partially offset by the 0.5 point decrease in the expense ratio.

Return on equity
Return on equity was 13.6% for the year ended December 31, 2024, compared to 18.2% for the year ended December 31, 2023. The 4.6 point decrease was primarily driven by the $178.4 million increase in mezzanine equity and stockholders’ equity, mainly due to the $131.0 million of net proceeds received from the IPO and $38.2 million of net income generated during the year, and a $7.3 million reduction in after tax net income as a result of the costs related to the IPO and Secondary Offering. Costs incurred as a result of the IPO and Secondary Offering included non-deferrable and non-recurring costs directly attributable to the IPO and Secondary Offering, which are disclosed as non-operating expenses within the Consolidated Statements of Income and Comprehensive Income (Loss), and additional expenses that were incurred as a result of IPO, which included the acceleration of remaining stock-based compensation costs associated with the Class P interests, expenses associated with the issuances of RSUs, PSUs and warrants, and deferred financing costs associated with the establishment of our Facility.
Investing results
Net investment income increased $20.8 million, or 107.1%, to $40.1 million for the year ended December 31, 2024 from $19.4 million for the year ended December 31, 2023. The increase was due to the growth in our investment portfolio, stemming from net cash provided by operating activities and net proceeds we received from the IPO, and higher yields on invested assets.
Income tax expense
Income tax expense was $12.3 million for the year ended December 31, 2024, compared to $7.1 million for the year ended December 31, 2023. Our effective tax rate was 24.3% for the year ended December 31, 2024, compared to 22.0% for the year ended December 31, 2023. The effective tax rate may vary slightly from the statutory tax rate due to state taxes and certain tax adjustments for permanent differences.
Reconciliation of Non-GAAP Financial Measures
Underwriting income
We define underwriting income as income before income taxes excluding the impact of net investment income, net realized investment losses, other insurance-related income, non-operating expenses, warrant expense, credit facility interest expenses and fees, foreign exchange losses (gains), and certain strategic initiatives. Underwriting income represents the pre-tax profitability of the Company's underwriting operations and allows us to evaluate our underwriting performance without regard to net investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for income before income taxes calculated in accordance with U.S. GAAP, and other companies may define underwriting income differently.

Underwriting income for the years ended December 31, 2024 and 2023 reconciles to income before income taxes as follows:

	Years Ended December 31,
	2024	2023
	($ in thousands)
Income before income taxes	$50,535	$32,115
Adjustments:
Net investment income	(40,121)	(19,371)
Net realized investment losses	16	—
Other insurance-related income	(444)	(125)
Non-operating expenses	2,807	630
Warrant expense	1,917	—
Credit facility interest expenses and fees	725	—
Foreign exchange losses (gains)	68	(20)
Strategic initiatives(1)	2,733	806
Underwriting income	$18,236	$14,035
__________________
(1)Strategic initiatives for the years ended December 31, 2024 and 2023 represent costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Consolidated Statements of Income and Comprehensive Income (Loss). The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.
Adjusted net income
We define adjusted net income as net income excluding the impact of net realized investment losses, non-operating expenses, foreign exchange losses (gains), and certain strategic initiatives. Adjusted net income excludes the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the estimated tax rate at which we received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with U.S. GAAP, and other companies may define adjusted net income differently.

Adjusted net income for the years ended December 31, 2024 and 2023 reconciles to net income as follows:

	Years Ended December 31,
	2024		2023
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$50,535	$38,243	$32,115	$25,047
Adjustments:
Net realized investment losses	16	16	—	—
Non-operating expenses	2,807	2,807	630	630
Foreign exchange losses (gains)	68	68	(20)	(20)
Strategic initiatives(1)	2,733	2,733	806	806
Tax impact	—	(1,181)	—	(311)
Adjusted net income	$56,159	$42,686	$33,531	$26,152
_________________
(1)Strategic initiatives for the years ended December 31, 2024 and 2023 represent costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Consolidated Statements of Income and Comprehensive Income (Loss). The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.
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
Adjusted return on equity for the years ended December 31, 2024 and 2023 reconciles to return on equity as follows:

	Year Ended December 31,
	2024	2023
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$42,686	$26,152
Denominator: Average mezzanine equity and stockholders' equity	281,259	137,726
Adjusted return on equity	15.2%	19.0%
Diluted adjusted earnings per share
We define diluted adjusted earnings per share adjusted net income divided by the weighted average common shares outstanding for the period, reflecting the dilution that may occur if equity based awards are converted into common stock equivalents as calculated using the treasury stock method. We use diluted adjusted earnings per share as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Diluted adjusted earnings per share should not be viewed as a substitute for diluted earnings per share calculated in accordance with U.S. GAAP, and other companies may define diluted adjusted earnings per shares differently

Diluted adjusted earnings per share for the years ended December 31, 2024 and 2023 reconciles to diluted earnings per share as follows:

	Year Ended December 31,
	2024	2023
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$42,686	$26,152
Denominator: Diluted weighted average shares outstanding	29,677,196	24,000,000
Diluted adjusted earnings per share	$1.44	$1.09
Liquidity and Capital Resources
Sources and Uses of Funds
BSHI is organized as a Delaware holding company with our operations primarily conducted by our wholly- owned insurance company subsidiary, BICI, domiciled in the State of Wisconsin, BSUI, our wholly-owned managing general agency, and Bowhead Underwriting Services, Inc. (“BUSI”), our wholly-owned services company subsidiary.
Prior to the IPO, BSHI received capital contributions from BIHL. Following our Secondary Offering on October 25, 2024, since BIHL is no longer a holder of our common stock, BSHI may receive cash through (i) drawing on the Facility (as defined below) that we entered into on April 22, 2024, (ii) issuance of equity and debt securities, (iii) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (iv) dividends from our insurance company subsidiary. We also may use the proceeds from these sources to contribute funds to our insurance company subsidiary in order to support premium growth, pay dividends and taxes and for other business purposes.
We file a consolidated U.S. federal income tax return with our subsidiaries, and under our tax allocation agreement, each participant is charged or refunded taxes according to the amount that the participant would have paid or received had it filed on a separate return basis with the Internal Revenue Service.
Our insurance company subsidiary, BICI, is licensed and domiciled in the State of Wisconsin. Under Wisconsin law, BICI is required to maintain specified levels of statutory capital and surplus and is restricted by law as to the amount of dividends it can pay without the approval of regulatory authorities. BICI is restricted from paying dividends by the lesser of: (i) 10% of statutory capital and surplus as of the preceding December 31, or; (ii) the greater of: (A) statutory net income for the calendar year preceding the date of the dividend distribution, minus realized capital gains for that year, or (B) aggregate of net income for the three months preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. As of December 31, 2024, the maximum dividend that BICI could pay without the approval of regulatory authorities was $16.1 million. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
As of December 31, 2024, our holding company had $21.0 million in cash and investments. We believe we have sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for at least the next 12 months.

Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a Facility in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of December 31, 2024. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the Facility.
As of December 31, 2024, we did not have any borrowings outstanding under the Facility.
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
Our cash flows for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
	($ in thousands)
Net cash provided by operating activities	$294,287	$236,225
Net cash used in investing activities	(325,883)	(274,765)
Net cash provided by (used in) financing activities	133,886	77,656
Net change in cash, cash equivalents and restricted cash	$102,290	$39,117
The increase in cash provided by operating activities in the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to the growth in our business operations compared to the timing of claim payments and subsequent reinsurance recoveries, which occur later than cash collections on premiums.
For the year ended December 31, 2024, net cash used in investing activities of $325.9 million was due to the growth in our business operations. For the year ended December 31, 2024, funds from operations and net proceeds from the IPO, together with proceeds received from the sale and maturity on fixed maturity securities of $281.2 million and short-term investments of $9.0 million, were used to purchase fixed maturity securities of $603.0 million and short-term investments of $9.9 million. Net cash used in investing activities also includes purchases of property and equipment of $3.1 million.

For the year ended December 31, 2023, net cash used in investing activities was $274.8 million. For the year ended December 31, 2023, funds from operations, together with proceeds received from the sale and maturity on fixed maturity securities of $36.8 million and short-term investments of $59.5 million, were used to purchase fixed maturity securities of $345.8 million and short-term investments of $21.4 million. Net cash used in investing activities also includes purchases of property and equipment of $3.8 million.
For the year ended December 31, 2024, net cash provided by financing activities of $133.9 million was primarily due to the $131.0 million of net proceeds we received from the IPO. For the year ended December 31, 2023, net cash provided by financing activities of $77.7 million was due to capital contributions from BIHL.
Reinsurance
We purchase various forms of reinsurance to manage loss exposures and safeguard our capital. Through reinsurance, we transfer certain exposures to a reinsurer, and in return, the reinsurer receives a portion of the premium, less a ceding commission paid to us. We strategically use a combination of quota share and excess of loss reinsurance treaties to retain risk, while providing balance sheet protection from larger losses. We may also place facultative reinsurance on specific risks we deem prudent.
A quota share reinsurance treaty is an agreement where reinsurers assume a percentage of the company’s losses in exchange for a negotiated percentage of premium. An excess of loss reinsurance treaty is an agreement where reinsurers agree to assume a portion of losses for a specific event in excess of a specified amount in return for a negotiated premium. Reinsurance needs are determined with principal input from our Chief Underwriting Officer, based on a multitude of factors, including risk appetite, market conditions, loss history and reinsurance capacity.
We place reinsurance through our insurance company subsidiary, BICI, which reinsures 100% of the premium placed by BSUI with the AmFam Issuing Carriers. In turn, BICI strategically transfers exposures to third-party reinsurers utilizing different structures depending on the line of business.
We generally offer up to $15 million of limit on our insurance policies and seek not to retain more than $5 million, utilizing reinsurance to achieve that objective. At each renewal, we consider various factors when determining our reinsurance coverage, including (i) plans to change the underlying insurance coverage we offer, (ii) trends in loss activity, (iii) the level of our capital and surplus, (iv) changes in our risk appetite and (v) the cost, terms and availability of reinsurance coverage. We may adjust our reinsurance program, including our levels of retention based on these factors.
As of December 31, 2024, we had the following significant reinsurance programs:
•For all lines, except Cyber, we use a quota share reinsurance treaty, where 25.0% of the exposure is ceded to reinsurers, and an excess of loss reinsurance treaty, which cedes 60.1% of losses in excess of $5 million up to $15 million to our reinsurers.
•Cyber, as a specialized line of business, is placed under a separate quota share structure, where we cede 64.0% of the exposure to reinsurers. There is no separate excess of loss reinsurance program for our Cyber line of business.
•We also entered into a quota share treaty, effective March 1, 2024, covering commercial auto exposure in excess of $1 million up to $5 million within our Casualty book of business.
Our reinsurance treaties are currently subject to caps, which currently range from 250% to 350% of the subject matter ceded premium, and should these caps be exceeded we would retain any losses in excess of those caps.
Our reinsurance treaties typically have 12- or 18-month terms. While we intend to renew on similar terms as expiring to maintain our desired level of net risk appetite, during each renewal cycle, we may change our coverage terms or the composition of our reinsurance panel. Currently, the quota share reinsurance treaty for Cyber generally renews on January 1, 2025 while the remainder of our reinsurance treaties renew on May 1, 2025.

All reinsurance involves credit risk, since we maintain the direct obligation to pay losses incurred by our policyholders up to our policy limits. Accordingly, when selecting our reinsurers, a potential reinsurer’s financial strength is the paramount consideration. All of our reinsurance business is placed with reinsurers that have an A.M. Best rating of “A” (Excellent) or better. As of December 31, 2024, we have never had an allowance for uncollectible reinsurance.
The following table summarizes our top five reinsurers, their A.M. Best financial strength rating and percent of our total reinsurance recoverables as of December 31, 2024:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	29.8%
Endurance Assurance Corporation	A+	23.8%
Markel Global Reinsurance Company	A	20.8%
Ascot Bermuda Limited	A	9.4%
American Family Connect Property and Casualty Insurance Company	A	7.5%
All other reinsurers	At least A	8.7%
Total		100.0%
Contractual Obligations and Commitments
We have entered into software service agreements that have purchase obligations depending on the amount of premiums written. The fixed and determinable portion of these purchase obligations were approximately $1.7 million for the years 2025 - 2028 as of December 31, 2024. The obligations may increase depending on the amount of premium written by the Company over the respective years.
We have entered into a sublease agreement for our office in New York and a lease agreement for our office in Chicago. On December 1, 2024, the company exercised its option to extend the Chicago lease, which will expire on August 31, 2028, with a renewal option to extend. These leases are classified as operating leases. These leases expire in December 2027 and August 2028, respectively. Although each operating lease agreement contains an option to extend the length of the respective lease term, the Company is not reasonably certain it will exercise these options. As of December 31, 2024, the discounted operating lease liability was $4.3 million.
Financial Condition
Mezzanine equity and stockholders’ equity
As of December 31, 2024, total mezzanine equity and stockholders’ equity was $370.4 million compared to $192.1 million as of December 31, 2023. The $178.4 million increase was primarily due to the $131.0 million of net proceeds received from the IPO and $38.2 million of net income generated during the year.
Dividend declarations
We did not declare any dividends during the years ended December 31, 2024 and 2023.
Investment portfolio
We seek to maintain a diversified portfolio of fixed income instruments that prioritize capital preservation, with a secondary focus on generating predictable investment income. Our asset allocation strategy focuses on high-quality fixed income instruments, with no equity or alternative investment exposure. One of the primary features of our asset allocation is maintaining sufficient readily available funds to pay claims and expenses. Our portfolio consists entirely of cash, cash equivalents, short-term investments and investment grade fixed income securities.

We actively manage and monitor our investment risk, balancing the goals of capital preservation and income generation with our need to comply with relevant insurance regulatory frameworks and the capital framework agreements with AmFam. Our board of directors reviews and approves our investment policy and strategy on a regular basis, and considers investment activities, performance against benchmarks and new investment opportunities as they arise.
As of December 31, 2024, the majority of our investment portfolio, or $880.0 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains (losses) recognized in accumulated other comprehensive loss within our Consolidated Balance Sheets. Also included in our investment portfolio were $10.0 million of short-term investments. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 2.2 years and an average rating of “AA” at December 31, 2024. Our fixed income investment portfolio had a book yield of 4.6% and a market yield of 4.9% as of December 31, 2024, compared to 4.3% and 5.2%, respectively, as of December 31, 2023.
As of December 31, 2024 and 2023, the amortized cost and estimated fair value of our fixed maturity and short-term investments were as follows:

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$204,205	$204,412	23.0%
State and municipal	73,289	67,784	7.6%
Commercial mortgage-backed securities	83,029	82,438	9.3%
Residential mortgage-backed securities	197,589	192,103	21.6%
Asset-backed securities	121,155	120,577	13.5%
Corporate	214,878	212,675	23.9%
Total fixed maturity securities	$894,145	$879,989	98.9%
Short-term investments	9,961	9,997	1.1%
Total investments	$904,106	$889,986	100.0%

As of December 31, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$252,294	$252,541	44.8%
State and municipal	55,984	50,720	9.0%
Commercial mortgage-backed securities	26,573	25,436	4.5%
Residential mortgage-backed securities	79,032	74,702	13.3%
Asset-backed securities	42,964	42,033	7.5%
Corporate	112,166	109,192	19.4%
Total fixed maturity securities	$569,013	$554,624	98.4%
Short-term investments	8,830	8,824	1.6%
Total investments	$577,843	$563,448	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2024 and 2023:

	Years Ended December 31,
	2024		2023
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$247,433	28.1%	$101,648	18.3%
AA	385,358	43.8%	338,369	61.0%
A	178,775	20.3%	76,849	13.9%
BBB	68,423	7.8%	37,758	6.8%
Total	$879,989	100.0%	$554,624	100.0%
As of December 31, 2024 and 2023, the amortized cost and estimated fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity were as follows:

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities:
Due in one year or less	$206,764	$206,721	23.5%
Due after one year through five years	208,179	205,012	23.3%
Due after five years through ten years	45,230	43,199	4.9%
Due after ten years	32,199	29,939	3.4%
	492,372	484,871	55.1%
Commercial mortgage-backed securities	83,029	82,438	9.4%
Residential mortgage-backed securities	197,589	192,103	21.8%
Asset-backed securities	121,155	120,577	13.7%
Total	$894,145	$879,989	100.0%

As of December 31, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities:
Due in one year or less	$254,656	$254,443	45.9%
Due after one year through five years	122,274	118,585	21.4%
Due after five years through ten years	27,145	25,265	4.6%
Due after ten years	16,369	14,160	2.6%
	420,444	412,453	74.4%
Commercial mortgage-backed securities	26,573	25,436	4.6%
Residential mortgage-backed securities	79,032	74,702	13.5%
Asset-backed securities	42,964	42,033	7.6%
Total	$569,013	$554,624	100.0%
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Restricted Assets
We are required to maintain assets in trust accounts to support the obligations of the AmFam Quota Share Agreement. The assets held in trust include fixed maturity securities, short-term investments and cash and cash equivalents, as collateral for transactions with AmFam. The Company is entitled to interest income earned on these restricted assets, which is included in net investment income in the Consolidated Statements of Income and Comprehensive Income (Loss).
The fair value of our restricted assets were as follows:

As of December 31,	2024	2023
	($ in thousands)
Restricted investments	$494,828	$284,822
Restricted cash and cash equivalents	124,582	1,698
Total restricted assets	$619,411	$286,520
Critical Accounting Policies and Estimates
We identified the following accounting estimates as critical to the understanding of our financial position and results of operations:
•reserve for losses and loss adjustment expenses;
•reinsurance recoverable;
•fair value measurements of financial assets and liabilities; and
•deferred income tax.
Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our accounting policies, see Note 2, “Significant Accounting Policies,” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Reserve for losses and loss adjustment expenses
Reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount our reserves for losses to reflect estimated present value. We estimate the reserves using individual case-basis valuations of reported claims and various actuarial procedures. Those estimates are based on our historical information, industry and peer group information and our estimates of future trends in variable factors such as loss severity, loss frequency and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and loss adjustment expenses may vary significantly from the estimate included in our consolidated financial statements.
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for IBNR.

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
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses as of December 31, 2024 and 2023:

	Year Ended December 31, 2024
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$71,420	9.4%	$47,378	9.3%
IBNR	685,439	90.6%	462,566	90.7%
Total reserves	$756,859	100.0%	$509,944	100.0%

	Year Ended December 31, 2023
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$22,616	5.2%	$18,063	6.1%
IBNR	408,570	94.8%	276,850	93.9%
Total reserves	$431,186	100.0%	$294,913	100.0%
The process of estimating the reserve for losses and loss adjustment expenses requires a high degree of judgment and is subject to several variables. In establishing the quarterly actuarial recommendation for the reserve for losses and loss adjustment expenses, consideration is given to several actuarial methods. A first step is to select an initial expected ultimate loss and allocated loss adjustment expense (“ALAE”) ratio for each reserving group. This is done with assistance from our actuarial consultants. Consideration is given to inputs from our underwriting and claims departments, internal pricing data and industry benchmarks provided by our actuarial consultants. The actuarial methods utilize, to varying degrees, the initial expected loss ratio, analysis of industry and internal claims reporting and payment patterns, paid and reported experience, industry loss experience and changes in market conditions, policy forms, exclusions and exposures. The actuarial methods used to estimate loss and loss adjustment expense reserves are:
•Reported and/or Paid Loss Development Methods — Ultimate losses are estimated based on historical or industry loss reporting (or payout) patterns applied to current reported (or paid) loss and ALAE. Reported losses are the sum of paid and case losses. When there is insufficient historical data, industry development patterns are used.
•Reported and/or Paid Bornhuetter-Ferguson Method — Ultimate losses are estimated as the sum of cumulative reported (or paid) losses and estimated IBNR (or unpaid) losses. IBNR (or unpaid) losses are estimated based on historical or industry reporting (or payout) development patterns and the initial expected ultimate loss and ALAE ratio.
•Reported and/or Paid Cape Cod Method — Ultimate losses are estimated as the sum of cumulative reported (or paid) losses and estimated IBNR (or unpaid) losses. IBNR (or unpaid) losses are estimated based on historical or industry reporting (or payout) development patterns and a loss + ALAE ratio based on adjusted experience to date.

Since our loss experience is less mature, we are primarily relying on a weighting between the initial expected loss and ALAE ratio and the indications resulting from the Reported Bornhuetter-Ferguson and Cape Cod Methods.
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
Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions. Specifically, our actual ultimate loss ratio could differ from our initial expected loss ratio, or our actual reporting and payment patterns could differ from our expected reporting and payment patterns, which are based on our own data and industry data. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our financial statements. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in the results of current operations.
The table below quantifies the impact of potential reserve deviations from our carried reserve as of December 31, 2024 and 2023. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses by underwriting division below. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact as of December 31, 2024
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
	($ in thousands)
Casualty	$311,115	$334,449	$(23,334)	$(18,434)	$287,781	$23,334	$18,434
Professional Liability	119,741	128,722	(8,981)	(7,095)	110,760	8,981	7,095
Healthcare Liability	78,925	84,844	(5,919)	(4,676)	73,006	5,919	4,676
Baleen Specialty	163	175	(12)	(10)	151	12	10

	Potential Impact as of December 31, 2023
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
	($ in thousands)
Casualty	$160,708	$172,761	$(12,053)	$(9,522)	$148,655	$12,053	$9,522
Professional Liability	85,739	92,169	(6,430)	(5,080)	79,309	6,430	5,080
Healthcare Liability	48,466	52,101	(3,635)	(2,872)	44,831	3,635	2,872
_________________
(1) The U.S. corporate income tax rate of 21% is used to estimate the potential impact to mezzanine equity and stockholders’ equity.

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
Reinsurance recoverable
We purchase various forms of reinsurance to manage loss exposures and safeguard our capital. Our reinsurance is primarily contracted under quota-share reinsurance treaties and excess of loss treaties. We may also place facultative reinsurance on specific risks we deem prudent.
A quota share reinsurance treaty is an agreement where reinsurers assume a percentage of the company’s losses in exchange for a negotiated percentage of premium. An excess of loss reinsurance treaty is an agreement where reinsurers agree to assume a portion of losses for a specific event in excess of a specified amount in return for a negotiated premium. The negotiated premium is based on the assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company's losses.
The recognition of reinsurance recoverables requires two key estimates as follows:
•The first estimate is the amount of loss reserves to be ceded to our reinsurers. This amount consists of our case reserves and IBNR. See “Reserves for losses and loss adjustment expenses” under “Critical Accounting Policies and Estimates” above and Note 2, “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
•The second estimate is the amount of the reinsurance recoverable balance we believe will ultimately not be collected from reinsurers. We are selective in choosing reinsurers, buying reinsurance from reinsurers with an A.M. Best rating of “A” (Excellent) or better. The amount we ultimately collect may differ from our estimate due to the ability and willingness of reinsurers to pay claims, which may be negatively impacted by factors such as insolvency, contractual disputes over contract language or coverage and/or other reasons. In addition, economic conditions and/or operational performance of a particular reinsurer may deteriorate, and this could also affect the ability and willingness of a reinsurer to meet their contractual obligations
As of December 31, 2024, we believe 100% of our recoverables are collectible and, therefore, the total provision for current expected credit losses recorded against recoverables is not material.
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

See Note 4, “Fair Value Measurements”, in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our fair value disclosures.
Deferred income taxes
We record deferred income taxes as assets or liabilities on our Consolidated Balance Sheets to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates in effect for the years in which such differences are expected to reverse. Our deferred tax assets result from temporary differences primarily attributable to unearned premium reserves, unrealized losses on investments and loss reserves. Our deferred tax liabilities result primarily from deferred policy acquisition costs. We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. See Note 13, “Income Taxes” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our deferred tax assets and liabilities.
Recent Accounting Pronouncements
See Note 2, “Significant Accounting Policies,” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct effect on the market valuation of our fixed maturity securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. Changes in interest rates will have an immediate effect on comprehensive income (loss) and mezzanine equity and stockholders’ equity, but will not ordinarily have an immediate effect on net income. We manage this interest rate risk by investing in securities with varied maturity dates.
We had fixed maturity securities, short-term investments and cash and cash equivalents with a fair value of $1,024.2 million at December 31, 2024 and $567.3 million at December 31, 2023 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities, short-term investments and cash and cash equivalents to selected hypothetical changes in interest rates as of December 31, 2024 and 2023.

	As of December 31, 2024			As of December 31, 2023
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands, except percentages)
200 basis point increase	$981,213	$(43,018)	(4.2)%	$545,278	$(22,070)	(3.9)%
100 basis point increase	1,002,312	(21,919)	(2.1)%	556,058	(11,290)	(2.0)%
No change	1,024,230	—	—%	567,348	—	—%
100 basis point decrease	1,046,354	22,123	2.2%	578,978	11,631	2.1%
200 basis point decrease	1,067,453	43,223	4.2%	590,836	23,488	4.1%
Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our investment policy is designed to primarily invest in debt instruments of high credit quality issuers and to manage the amount of credit exposure with limits on particular ratings categories, limits for any one issuer and limits for sectors and regions. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of December 31, 2024, our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA ,” with approximately 93.3% rated “A” or better. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.
In addition, we are subject to credit risk as we cede a portion of our risks to reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. As of December 31, 2024, 100% of our reinsurance recoverables were either derived from reinsurers rated “A” (Excellent) by A.M. Best, or better.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Bowhead Specialty Holdings Inc.
INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	76

Audited Financial Statements
Consolidated Balance Sheets	77
Consolidated Statements of Income and Comprehensive Income (Loss)	78
Consolidated Statements of Changes in Mezzanine Equity and Stockholder’s Equity	79
Consolidated Statements of Cash Flows	80
Notes to Consolidated Financial Statements	81
Note 1 - Nature of Operations	81
Note 2 - Significant Accounting Policies	82
Note 3 - Investments	89
Note 4 - Fair Value Measurements	90
Note 5 - Deferred Policy Acquisition Costs	91
Note 6 - Reserves for Losses and Loss Expenses	92
Note 7 - Premiums and Reinsurance Related Information	96
Note 8 - Revolving Credit	97
Note 9 - Stockholder’s Equity	98
Note 10 - Stock-based Compensation	98
Note 11 - Earnings Per Share	102
Note 12 - Related Party Transactions	102
Note 13 - Income Taxes	103
Note 14 - Commitments and Contingencies	105
Note 15 - Employee Benefit Plan	106
Note 16 - Property and Equipment, net	106
Note 17 - Leases	107
Note 18 - Segment, Geographic, and Product Line Information	108
Note 19 - Insurance - Statutory Information	108
Note 20 - Subsequent Events	109

Financial Statement Schedules
Schedule II - Condensed Financial Information of Registrant at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022- Parent Company Only	110
Schedule IV - Reinsurance at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022	113

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto or elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bowhead Specialty Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bowhead Specialty Holdings Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, of changes in mezzanine equity and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2025
We have served as the Company’s auditor since 2022.

Bowhead Specialty Holdings Inc.
Consolidated Balance Sheets

	December 31,
	2024	2023
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost of $894,145 and $569,013, respectively)	$879,989	$554,624
Short-term investments, at amortized cost, which approximates fair value	9,997	8,824
Total investments	889,986	563,448

Cash and cash equivalents	97,476	118,070
Restricted cash and cash equivalents	124,582	1,698
Accrued investment income	7,520	4,660
Premium balances receivable	63,672	38,817
Reinsurance recoverable	255,072	139,389
Prepaid reinsurance premiums	152,567	116,732
Deferred policy acquisition costs	27,625	19,407
Property and equipment, net	6,845	7,601
Income taxes receivable	586	1,107
Deferred tax assets, net	20,340	14,229
Other assets	7,971	2,701
Total assets	$1,654,242	$1,027,859

Liabilities
Reserve for losses and loss adjustment expenses	$756,859	$431,186
Unearned premiums	446,850	344,704
Reinsurance balances payable	51,856	40,440
Income taxes payable	1,571	42
Accrued expenses	18,010	14,900
Other liabilities	8,654	4,510
Total liabilities	1,283,800	835,782

Commitments and contingencies (Note 14)

Mezzanine equity
Performance stock units	265	—

Stockholders' equity
Common stock	327	240
($0.01 par value; 400,000,000 shares authorized, 32,662,683 and 24,000,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)
Additional paid-in capital	318,095	178,543
Accumulated other comprehensive loss	(11,154)	(11,372)
Retained earnings	62,909	24,666
Total stockholders' equity	370,177	192,077
Total mezzanine equity and stockholders' equity	370,442	192,077

Total liabilities, mezzanine equity and stockholders' equity	$1,654,242	$1,027,859
See accompanying Notes to Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Consolidated Statements of Income and Comprehensive Income (Loss)

	Years Ended December 31,
	2024	2023	2022
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$695,717	$507,688	$356,948
Ceded written premiums	(244,295)	(173,016)	(111,834)
Net written premiums	451,422	334,672	245,114
Change in net unearned premiums	(66,311)	(70,770)	(62,251)
Net earned premiums	385,111	263,902	182,863

Net investment income	40,121	19,371	4,725
Net realized investment losses	(16)	—	—
Other insurance-related income	444	125	14
Total revenues	425,660	283,398	187,602

Expenses
Net losses and loss adjustment expenses	248,099	166,282	111,761
Net acquisition costs	32,397	20,935	15,194
Operating expenses	89,112	63,456	45,986
Non-operating expenses	2,807	630	—
Warrant expense	1,917	—	—
Credit facility interest expenses and fees	725	—	—
Foreign exchange losses (gains)	68	(20)	—
Total expenses	375,125	251,283	172,941

Income before income taxes	50,535	32,115	14,661

Income tax expense	(12,292)	(7,068)	(3,405)

Net income	$38,243	$25,047	$11,256

Other comprehensive income (loss)
Change in unrealized loss on investments (net of income tax (expense) of $(58), $(1,413) and $4,247, respectively)	218	5,317	(15,975)
Total comprehensive income (loss)	$38,461	$30,364	$(4,719)

Earnings per share:
Basic	$1.31	$1.04	$0.47
Diluted	$1.29	$1.04	$0.47

Weighted average shares outstanding:
Basic	29,261,209	24,000,000	24,000,000
Diluted	29,677,196	24,000,000	24,000,000
See accompanying Notes to Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total Mezzanine Equity and Stockholders' Equity
	Number of Shares	Amount
	($ in thousands, except share data)
Balance, January 1, 2022	24,000,000	$240	$—	$100,836	$(714)	$(11,637)	$88,725
Net income	—	—	—	—	—	11,256	11,256
Other comprehensive loss, net of tax	—	—	—	—	(15,975)	—	(15,975)
Capital contribution from parent	—	—	—	24,000	—	—	24,000
Capital distribution to parent	—	—	—	(25,000)	—	—	(25,000)
Share-based compensation expense	—	—	—	368	—	—	368
Balance, December 31, 2022	24,000,000	$240	$—	$100,204	$(16,689)	$(381)	$83,374
Net income	—	—	—	—	—	25,047	25,047
Other comprehensive income, net of tax	—	—	—	—	5,317	—	5,317
Capital contribution from parent	—	—	—	77,656	—	—	77,656
Capital distribution to parent	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	683	—	—	683
Balance, December 31, 2023	24,000,000	$240	$—	$178,543	$(11,372)	$24,666	$192,077
Net income	—	—	—	—	—	38,243	38,243
Other comprehensive income, net of tax	—	—	—	—	218	—	218
Capital contribution from parent	—	—	—	2,839	—	—	2,839
Capital distribution to parent	—	—	—	—	—	—	—
Issuance of common stock under stock-based compensation plan	3,860	—	—	64	—	—	64
Stock-based compensation expense	—	—	265	3,837	—	—	4,102
Warrant expense	—	—	—	1,917	—	—	1,917
Proceeds from initial public offering, net	8,658,823	87	—	130,896	—	—	130,983
Balance, December 31, 2024	32,662,683	$327	$265	$318,095	$(11,154)	$62,909	$370,442
See accompanying Notes to Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2024	2023	2022
	($ in thousands)
Cash flows from operating activities:
Net income	$38,243	$25,047	$11,256
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	16	—	—
Amortization of premium/discounts on fixed maturity securities	(3,508)	(2,848)	(70)
Stock‐based compensation	4,102	683	368
Depreciation and amortization	3,868	2,268	727
Non-cash lease expense	1,043	577	640
Deferred income taxes	(6,168)	(4,362)	(2,972)
Warrant expense	1,917	—	—
Net changes in operating assets and liabilities:
Accrued investment income	(2,860)	(3,429)	(933)
Premium balances receivable	(24,855)	(9,330)	(1,945)
Reinsurance recoverable	(115,683)	(75,858)	(49,586)
Prepaid reinsurance premiums	(35,835)	(42,191)	(27,618)
Deferred policy acquisition costs	(8,218)	(5,735)	(5,763)
Income taxes receivable	521	(1,107)	—
Other assets	(6,314)	(1,437)	1,053
Reserve for losses and loss expenses	325,673	224,135	159,100
Unearned premium	102,146	112,961	89,869
Reinsurance balances payable	11,416	16,753	5,148
Accrued expenses	3,110	2,871	2,260
Income taxes payable	1,529	(1,475)	1,089
Other liabilities	4,144	(1,298)	(979)
Net cash provided by operating activities	294,287	236,225	181,644
Net cash used in investing activities
Purchases of:
Fixed maturity securities	(603,028)	(345,843)	(152,629)
Short-term investments	(9,907)	(21,406)	(45,665)
Proceeds from the sale and maturity of:
Fixed maturity securities	281,184	36,809	14,808
Short-term investments	8,980	59,494	—
Purchase of property and equipment, net	(3,112)	(3,819)	(3,972)
Net cash used in investing activities	(325,883)	(274,765)	(187,458)
Net cash provided by (used in) financing activities
Capital contribution from parent	2,839	77,656	24,000
Capital distribution to parent	—	—	(25,000)
Proceeds from share issuance related to equity awards	64	—	—
Proceeds from initial public offering, net	130,983	—	—
Net cash provided by (used in) financing activities	133,886	77,656	(1,000)
Net change in cash, cash equivalents and restricted cash	102,290	39,117	(6,814)
Cash, cash equivalents and restricted cash, beginning of period	119,768	80,651	87,465
Cash, cash equivalents and restricted cash, end of period	$222,058	$119,768	$80,651
Reconciliation of restricted cash
Cash and cash equivalents	$97,476	$118,070	64,659
Restricted cash and cash equivalents	124,582	1,698	15,992
Total cash and cash equivalents and restricted cash	$222,058	$119,768	80,651

Supplemental disclosures of cash flow information:
Income taxes paid	$16,411	$14,011	5,291
See accompanying Notes to Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

1.Nature of Operations
Bowhead Specialty Holdings Inc. (“BSHI” and, together with its subsidiaries, “the Company”), is a Delaware domiciled insurance holding company that provides commercial specialty property and casualty insurance products in the U.S., focusing on casualty, professional liability and healthcare liability risks, which are primarily written on a non-admitted (or excess and surplus (“E&S”)) basis. On March 19, 2024, the Company amended the certificate of incorporation of Bowhead Holdings Inc. to change the name of the Company to Bowhead Specialty Holdings Inc.
BSHI conducts its business operations through three wholly-owned subsidiaries. Bowhead Specialty Underwriters, Inc. (“BSUI”) is BSHI’s managing general agency, holding a resident insurance license in the State of Texas, and is domiciled in the State of Delaware. Bowhead Insurance Company, Inc. (“BICI”) is BSHI’s insurance company subsidiary licensed and domiciled as an admitted insurer in the State of Wisconsin. Bowhead Underwriting Services, Inc. (“BUSI”) is the Company’s services company domiciled in the State of Delaware.
BSUI is party to three Managing General Agency Agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of American Family Mutual Insurance Company, S.I., (“AFMIC” and together with its wholly-owned subsidiaries, “AmFam”). AmFam beneficially owns approximately 14.4% of BSHI’s issued and outstanding common stock as of December 31, 2024. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from the brokers to BSUI. Through these MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a ceding fee on net premiums assumed by BICI (“Ceding Fee”). BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
Stock Split
On May 9, 2024, the Company effected a 240 thousand-for-1 forward split of issued and outstanding shares of common stock, par value $0.01 per share. As a result of the forward stock split, one hundred (100) shares of common stock issued and outstanding was increased to 24 million shares of issued and outstanding common stock, without any change in the par value per share. All share, per share and related information presented in the consolidated financial statements and accompanying notes have been retroactively adjusted, where applicable, to reflect the impact of the forward stock split.
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
Prior to our IPO, BSHI was wholly-owned by Bowhead Insurance Holding LP, a Delaware limited partnership (“BIHL”). BIHL’s limited partners included GPC Partners Investments (SPV III) LP (“GPC Fund”), a private equity fund managed by Gallatin Point Capital LLC (“Gallatin Point”), AMFIC, members of Bowhead’s management and other minority investors. Following the IPO, the shares of our common stock held by BIHL were either distributed to BIHL’s limited partners or sold in the secondary offering of common stock on October 25, 2024. Following October 25, 2024, BIHL was no longer a holder of our common stock and on December 3, 2024, BIHL was dissolved.
The Company is organized as a single operating and reportable segment through which it offers a variety of commercial specialty insurance products to a number of markets.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

2.Significant Accounting Policies
a)Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.
b)Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates. Significant estimates in the Company’s consolidated financial statements include, but are not limited to, reserve for losses and loss adjustment expenses, reinsurance recoverable on unpaid losses and loss adjustment expenses, fair value of investments, and income taxes.
Management bases its estimates and assumptions on historical experience and other factors, including the current economic environment and on various other judgments that it believes to be reasonable under the circumstances. Management periodically reviews its estimates and assumptions and makes adjustments thereto when facts and circumstances dictate. Changes in accounting estimates and underlying assumptions are recognized prospectively in the consolidated financial statements.
c)Revenue Recognition
The Company recognizes premiums as written at the inception of the policy, which are earned on a pro-rata basis over the policy term. Unearned premium represents the portion of written premiums that relates to unexpired terms of in-force insurance policies. Premium balances receivable include amounts receivable from agents and brokers that are both currently due and amounts not yet due.
d)Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents comprise of cash held in bank accounts and cash held in short-term securities. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying value of the Company’s cash and cash equivalents approximates fair value.
Restricted cash is substantially all comprised of funds set aside in accordance with the Insurance Trust Agreement between BICI and AmFam. The carrying value of the Company’s restricted cash approximates fair value.
e)Investments
The Company classifies investments in fixed maturity securities as available for sale, and as such they are carried at estimated fair value. Changes in fair value are recorded as unrealized gains (losses) in accumulated other comprehensive loss. The fair value of fixed maturity securities is generally determined from quotations received from nationally recognized pricing services or when such prices are not available, by reference to other sources (including observed trading levels, pricing curves or matrices).
Short-term investments consist of treasury bills and treasury notes with maturities greater than three months but less than one year at the date of purchase and are valued at amortized cost, which approximates fair value.
Realized investment gains (losses) represent the difference between the amortized cost of securities sold and the proceeds realized upon sale, which are recorded at the trade date. Gains or losses on fixed maturity securities are determined on a specific identification basis.
Net investment income includes interest income as well as the amortization of market premiums and discounts, net of investment management and custody fees.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

See Note 3 for additional information on investments.
f)Fair Value Measurements
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
See Note 4 for additional information on fair value disclosures.
g)Deferred Policy Acquisition Costs
Acquisition costs associated with the successful acquisition of new and renewed insurance and reinsurance contracts are deferred and amortized ratably over the terms of the related contracts. Ceding commissions received on ceded reinsurance contracts are netted against acquisition costs and are recognized ratably over the life of the assumed underlying contract. Deferred policy acquisition costs are comprised primarily of broker commissions and Ceding Fees due to AmFam, which are presented net of unearned ceding commissions. Deferred policy acquisition costs are reviewed to determine if they are recoverable from unearned premium and, if not, are charged to expense. Anticipated investment income is considered in determining if a premium deficiency exists. The recoverability of deferred policy acquisition costs is evaluated separately by underwriting division.
See Note 5 for additional information on deferred policy acquisition costs.
h)Reserve for Losses and Loss Adjustment Expenses
The Company’s reserve for losses and loss adjustment expenses are comprised of case reserves and incurred but not reported liabilities (“IBNR”). When a claim is reported, a case reserve is established for the estimated ultimate payment based upon known information about the claim. As more information about the claim becomes available over time, case reserves are adjusted as appropriate. Such adjustments are reflected in the Consolidated Statements of Income and Comprehensive Income (Loss) in the period in which they are determined. Reserves are also established on an aggregate basis to provide for IBNR liabilities and expected loss reserve development on reported claims.
Loss reserves included in the Company’s financial statements represent management’s best estimates based upon an actuarially derived point estimate and other considerations. The Company uses a variety of actuarial techniques and methods to derive an actuarial point estimate. These methods may include expected loss ratio, paid loss development, incurred loss development, paid and incurred Bornhuetter-Ferguson methods, Cape Cod, and frequency and severity methods. In circumstances where one actuarial method is considered more credible than the others, that method is used to set the point estimate. The actuarial point estimate may also be based on a judgmental weighting of estimates produced from each of the methods considered. Industry loss experience is used to supplement the Company’s own data in selecting a priori loss ratios and loss development assumptions, where the Company’s own data is limited. The actuarial data is analyzed by line of business and coverage, as appropriate.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

See Note 6 for additional information on reserve for losses and loss adjustment expenses.
i)Reinsurance
In the normal course of business, the Company’s insurance company subsidiary, BICI, cedes a portion of its premium to third-party reinsurers through pro rata and excess of loss reinsurance agreements on a treaty or facultative basis. These arrangements reduce the effect of individual or aggregate losses to the Company. Premiums are disclosed in the Consolidated Statements of Income and Comprehensive Income (Loss) net of ceded premiums. Reinsurance premiums, commissions, and ceded unearned premiums on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company receives ceding commissions in accordance with certain reinsurance treaties. The ceding commissions are capitalized and amortized as a reduction of underwriting acquisition expenses. The unearned portion of premiums ceded to reinsurers is reported as prepaid reinsurance premiums and earned ratably over the underlying assumed policy term.
The estimated amounts of reinsurance recoverable on unpaid losses are reported as reinsurance recoverable on unpaid losses and loss adjustment expenses. Ceded reinsurance contracts do not relieve the Company of its primary obligations to its policyholders. To the extent a reinsurer does not meet its obligations under reinsurance agreements, the Company remains liable for such obligations.
j)Property and Equipment, Net
Property and equipment, net, is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets which ranges from 3 to 10 years. For certain leasehold improvements, depreciation is calculated over the shorter of the estimated useful lives of the respective assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Upon disposition, the asset cost and related depreciation are removed from the accounts and the resulting gain or loss is included in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss).
The Company accounts for software development costs in accordance with ASC 350-40, Internal Use Software. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Capitalized software costs are included in property and equipment, net on the Consolidated Balance Sheets. We evaluate the useful life of capitalized software on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset, which is 3 to 4 years.
See Note 16 for additional information on property and equipment.
k)Impairment of Long-Lived Assets
Long-lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. That assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

l)Leases
The Company has lease agreements for two corporate office spaces for the years ended December 31, 2024 and 2023. These lease arrangements are accounted for in accordance with ASC 842, Leases, (“ASC 842”). At adoption, the Company elected the practical expedient to combine lease and non-lease components, as well as the short-term lease exception. The Company determines at inception whether an arrangement is or contains a lease. For any arrangements that meet the definition of a lease, we first assess the lease classification criteria to determine whether the lease is a finance or operating lease.
On the lease commencement date, for operating leases that have a lease term of more than 12 months, the Company recognizes a lease liability within other liabilities and a right-of-use (“ROU”) asset within other assets in the Company’s Consolidated Balance Sheets. The liability is initially measured and recognized at the present value of the lease payments at the lease commencement date. The discount rate used to measure the lease liability is the rate implicit in the lease or, if the rate implicit in the lease is not readily determinable, the incremental borrowing rate. The ROU asset is equal to the lease liability, adjusted for any initial direct costs and any lease payments made to the lessor at or before lease commencement.
Subsequent to initial measurement, the Company recognizes lease expense on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably assured at the inception of the lease. ROU assets are periodically subject to impairment tests, similar to the manner in which long-lived assets are tested for impairment in accordance with ASC 360, Property, Plant, and Equipment.
See Note 17 for additional information on leases.
m)Foreign Exchange
The Company accounts for foreign exchange (gains) losses arising from the remeasurement of a non-U.S. dollar operating expense liability to U.S. dollars. The change in the liability due to the fluctuations in the exchange rate are included within the Consolidated Statements of Income and Comprehensive Income (Loss) at the end of each period.
n)Comprehensive Income (Loss)
Comprehensive income (loss) includes net income and net unrealized investment losses on available for sale fixed maturity investments, net of tax.
o)Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.
The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. There are no material tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within the next twelve months. Interest and penalties related to uncertain tax positions are recorded within operating expenses within the Consolidated Statements of Income and Comprehensive Income (Loss). None of the Company’s federal or state tax income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.
See Note 13 for additional information on income taxes.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

p)Stock-Based Compensation
Class P Interests
BIHL issued Class P Interests to certain employees in connection with the Company’s pre-IPO employee compensation structure. Each Class P Interest is structured as a profit interest award and entitles the employees to profits after the partners of BIHL receive a return of their initial investment. The Class P Interests are accounted for as equity under accounting standards codification (“ASC”) 718, Compensation – Stock Compensation (“ASC 718”). The fair value of the compensation cost incurred under these awards is measured at the date of grant based on the fair value of the award and is recognized as operating expenses within the Consolidated Statements of Income and Comprehensive Income (Loss), using a graded method over the requisite service period. The Company recognizes any award forfeitures when they occur.
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
Restricted Stock Units
The RSUs are subject to a service condition and are accounted for as equity under ASC 718. The RSUs are valued based on the fair value of the underlying award, which is Bowhead’s common stock, at the date of grant. The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period as operating expenses within the Company’s Consolidated Statements of Income and Comprehensive Income (Loss). The Company recognizes any award forfeitures when they occur.
Performance Stock Units
The PSUs are subject to both a service and a market condition, and may be settled in cash upon the occurrence of an event that is outside of the Company’s control. The PSUs are accounted for as mezzanine equity on the Company’s Consolidated Balance Sheets under ASC 718 until the vesting date. The PSUs are measured at fair value based on a Monte Carlo simulation model. The Company recognizes the compensation cost for PSUs on a straight-line basis over the award’s vesting period as operating expenses within the Company’s Consolidated Statements of Income and Comprehensive Income (Loss). If the market condition is not achieved, previously recognized compensation expense is not reversed. The Company recognizes any award forfeitures when they occur.
Warrants
On May 22, 2024, the Board approved the issuance of warrants to AFMIC, a related party of the Company, to purchase shares of the Company’s common stock. The warrants are subject to a service condition and are accounted for as equity under ASC 718. The fair value of the warrants are based on Black-Scholes-Merton pricing models. The Company recognizes compensation cost for the warrants on a quarterly basis over the awards’ vesting period as warrant expense within the Company’s Consolidated Statements of Income and Comprehensive Income (Loss). The Company recognizes any award forfeitures when they occur.
See Note 10 for additional information on stock-based compensation.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

q)Deferred Financing Fees
Costs associated with the establishment of a senior secured revolving credit facility have been deferred and are amortized using the straight-line method over the terms of such instruments. Unamortized deferred financing fees are presented within other assets on the Company’s Consolidated Balance Sheets, and amortization expenses related to such costs are included in credit facility interest expenses and fees in the Company’s Consolidated Statements of Income and Comprehensive Income (Loss).
See Note 8 for additional information on deferred financing fees.
r)Benefit Plans
Pursuant to the terms of the defined contribution Safe Harbor 401(k) Retirement and Savings Plan (“the Plan”), 100% of employee contributions to the Plan are matched on the first 4.0% of salary up to the IRS compensation limit. Company contributions are expensed in the year for which the benefit is earned. All participants are allowed to direct the lesser of 100% of compensation into a pre-tax deferral plan and a Roth 401(k) account, or the maximum permitted by law.
See Note 15 for additional information on benefit plans.
s)Concentrations of Credit Risk
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
t)Allowance for Credit Losses
The Company’s reinsurance recoverable and premium balances receivable are subject to credit losses. The Company routinely monitors changes in the credit quality and concentration risks of the reinsurance counterparties and the insurance brokers and updates the allowance for credit losses accordingly. For the respective periods ending December 31, 2024 and December 31, 2023, based on the Company's analysis, the allowance for credit loss is determined to be immaterial.
Investments in fixed maturity securities, all of which are classified as available for sale, are held at fair value, net of an allowance for credit losses, and any decline in fair value that is believed to arise from factors other than credit is recorded as a separate component of accumulated other comprehensive income in the Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity. The Company did not record any allowance for credit losses on its available for sale securities as of December 31, 2024, or December 31, 2023, respectively.
u)Basic and Diluted Earnings Per Share
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
See Note 11 for the computation of basic and diluted earnings per share.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

v)Other Insurance-Related Income
Other insurance-related income includes fees associated with the issuance of policies, which are earned on the effective date of the underlying policy, and revenue we receive for providing insurance-related services, which are earned on a pro-rata basis over the service period.
w)Recent Accounting Pronouncements
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
Recently Adopted Accounting Standards
Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326)
On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” to provide more useful information about the expected credit losses on financial instruments. The update requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available for sale fixed maturity securities must also be recorded through an allowance for credit losses, which is limited to the amount by which fair value is below amortized cost. The measurement of credit losses on available for sale securities is similar under previous U.S. GAAP, but the update requires the use of the allowance account through which amounts can be reversed, rather than through an irreversible write-down. The FASB has issued additional ASUs on Topic 326 that do not change the core principle of the guidance in ASU 2016-13 but clarify certain aspects of it.
The Company adopted ASU 2016-13 on January 1, 2023, using the modified-retrospective approach. The adoption of this ASU resulted in the recognition of an allowance for credit loss related to the Company’s reinsurance recoverable and premium balances receivable. Because the Company enters into contracts with reinsurers that have A.M. Best ratings of “A” (Excellent) or better and has a history of collecting premium balances receivable, the effect of adoption was not material to the Company’s consolidated financial statements.
ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280)
On January 1, 2024, the Company adopted ASU 2023-07, “Improvements to Reportable Segments Disclosures” retrospectively to all prior periods presented in the financial statements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment.
The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements or disclosures, as the Company’s reportable segments and related disclosures already aligned with the new requirements. The Company will continue to evaluate and implement any necessary changes to comply with this guidance.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

Recently Issued Accounting Standards Not Yet Adopted
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740)
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (Topic 740). ASU 2023-09 requires public companies, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosures of specific categories and additional information that meet a quantitative threshold. This update also requires public companies to provide additional disclosures regarding income taxes paid, including jurisdictional details. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the effect of the amendments on its consolidated financial statements and does not expect a material impact on its financial position or results of operations.
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 enhances the transparency of expense information by requiring public business entities to disclose specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.
There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company’s consolidated financial statements.
3.Investments
The following table summarizes the amortized cost and fair value of the Company’s fixed maturity securities, all of which are classified as available for sale:

		Gross Unrealized
As of December 31, 2024	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$204,205	$315	$(108)	$204,412
State and municipal	73,289	—	(5,505)	67,784
Commercial mortgage-backed securities	83,029	349	(940)	82,438
Residential mortgage-backed securities	197,589	649	(6,135)	192,103
Asset-backed securities	121,155	259	(837)	120,577
Corporate	214,878	238	(2,441)	212,675
Total	$894,145	$1,810	$(15,966)	$879,989

		Gross Unrealized
As of December 31, 2023	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$252,294	$579	$(332)	$252,541
State and municipal	55,984	—	(5,264)	50,720
Commercial mortgage-backed securities	26,573	29	(1,166)	25,436
Residential mortgage-backed securities	79,032	680	(5,010)	74,702
Asset-backed securities	42,964	32	(963)	42,033
Corporate	112,166	80	(3,054)	109,192
Total	$569,013	$1,400	$(15,789)	$554,624
a)Contractual Maturity of Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities at December 31, 2024 and 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

As of December 31, 2024	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$206,764	$206,721
Due after one year through five years	208,179	205,012
Due after five years through ten years	45,230	43,199
Due after ten years	32,199	29,939
	492,372	484,871
Commercial mortgage-backed securities	83,029	82,438
Residential mortgage-backed securities	197,589	192,103
Asset-backed securities	121,155	120,577
Total	$894,145	$879,989

As of December 31, 2023	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$254,656	$254,443
Due after one year through five years	122,274	118,585
Due after five years through ten years	27,145	25,265
Due after ten years	16,369	14,160
	420,444	412,453
Commercial mortgage-backed securities	26,573	25,436
Residential mortgage-backed securities	79,032	74,702
Asset-backed securities	42,964	42,033
Total	$569,013	$554,624
b)Net Investment Income
The components of net investment income were derived from the following sources:

Years Ended December 31,	2024	2023	2022
	($ in thousands)
U.S. government and government agency	$14,514	$4,673	$255
State and municipal	1,832	1,550	1,052
Commercial mortgage-backed securities	2,584	1,381	479
Residential mortgage-backed securities	6,517	962	661
Asset-backed securities	3,043	3,708	730
Corporate	5,768	3,448	1,128
Short-term investments	480	943	371
Cash and cash equivalents	6,193	3,190	313
Gross investment income	40,931	19,855	4,989
Investment expenses	(810)	(484)	(264)
Net investment income	$40,121	$19,371	$4,725
c)Net Realized Investment Gains or Losses
There were $16.2 thousand net realized losses from the sale of investments for the year ended December 31, 2024 and nil in 2023 and 2022.
d)Restricted Assets
The Company is required to maintain assets as collateral in trust accounts to support the obligations of the AmFam Quota Share Agreement. The assets held in trust include fixed maturity securities, short-term investments and restricted cash and cash equivalents. The Company is entitled to interest income earned on these restricted assets, which is included in net investment income in the Consolidated Statements of Income and Comprehensive Income (Loss).
The following table summarizes the value of the Company’s restricted assets disclosed in the Consolidated Balance Sheets:

As of December 31,	2024	2023
	($ in thousands)
U.S. government and government agency	$97,130	$142,297
State and municipal	33,842	19,585
Commercial mortgage-backed securities	50,504	9,333
Residential mortgage-backed securities	115,323	35,313
Asset-backed securities	63,197	23,798
Corporate	124,836	49,632
Restricted fixed maturity securities	484,832	279,958
Restricted short-term investments	9,997	4,864
Restricted cash and cash equivalents	124,582	1,698
Restricted assets	$619,411	$286,520
e)Gross Unrealized Losses
The following table summarizes available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$55,237	$(108)	$—	$—	$55,237	$(108)
State and municipal	22,011	(566)	45,773	(4,939)	67,784	(5,505)
Commercial mortgage-backed securities	16,579	(112)	13,087	(828)	29,666	(940)
Residential mortgage-backed securities	100,817	(1,244)	29,879	(4,891)	130,696	(6,135)
Asset-backed securities	42,543	(472)	9,420	(365)	51,963	(837)
Corporate	118,237	(811)	43,125	(1,630)	161,362	(2,441)
Total	$355,424	$(3,313)	$141,284	$(12,653)	$496,708	$(15,966)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$48,598	$(69)	$10,970	$(263)	$59,568	$(332)
State and municipal	2,992	(14)	47,728	(5,250)	50,720	(5,264)
Commercial mortgage-backed securities	2,485	(53)	18,423	(1,113)	20,908	(1,166)
Residential mortgage-backed securities	17,536	(609)	31,502	(4,401)	49,038	(5,010)
Asset-backed securities	16,253	(71)	18,491	(892)	34,744	(963)
Corporate	24,976	(173)	62,733	(2,881)	87,709	(3,054)
Total	$112,840	$(989)	$189,847	$(14,800)	$302,687	$(15,789)
All of the securities in an unrealized loss position are rated investment grade. For fixed maturity securities that management does not intend to sell or are required to sell, there is no portion of the decline in value that is considered to be due to credit factors that would be recognized in earnings. Declines in value are considered to be due to non-credit factors and are recognized in Other Comprehensive Income (Loss).
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

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

4.Fair Value Measurements
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
The fair values of short-term investments approximate their carrying values due to their short-term maturity.
The following table presents the Company’s investments measured at fair value by level:

As of December 31, 2024	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$204,412	$—	$—	$204,412
State and municipal	—	67,784	—	67,784
Commercial mortgage-backed securities	—	82,438	—	82,438
Residential mortgage-backed securities	—	192,103	—	192,103
Asset-backed securities	—	120,577	—	120,577
Corporate	—	212,675	—	212,675
Total fixed maturity securities	204,412	675,577	—	879,989
Short-term investments	9,997	—	—	9,997
Total investments	$214,409	$675,577	$—	$889,986

As of December 31, 2023	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$251,332	$1,209	$—	$252,541
State and municipal	—	50,720	—	50,720
Commercial mortgage-backed securities	—	25,436	—	25,436
Residential mortgage-backed securities	—	74,702	—	74,702
Asset-backed securities	—	42,033	—	42,033
Corporate	—	109,192	—	109,192
Total fixed maturity securities	251,332	303,292	—	554,624
Short-term investments	3,960	4,864	—	8,824
Total investments	$255,292	$308,156	$—	$563,448

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

5.Deferred Policy Acquisition Costs
Acquisition costs deferred and amortized to net income for the years ended December 31, 2024, 2023 and 2022 are summarized as follows:

As of December 31,	2024	2023	2022
	($ in thousands)
Deferred policy acquisition costs, beginning of year	$19,407	$13,672	$7,909

Additions to deferred balance:
Broker commission	98,191	67,243	47,731
Ceding fee	9,848	7,546	5,191
Others	3,386	2,167	1,738
Ceding commission	(70,810)	(50,286)	(33,703)
Total net additions	40,615	26,670	20,957

Amortization of net policy acquisition costs	(32,397)	(20,935)	(15,194)

Deferred policy acquisition costs, end of year	$27,625	$19,407	$13,672

Years Ended December 31,	2024	2023	2022
	($ in thousands)
Net policy acquisition costs
Broker commission	$81,396	$51,580	$34,721
Ceding fee	8,643	5,847	3,952
Others	2,831	1,938	1,475
Ceding commission	(60,473)	(38,430)	(24,954)
Amortization of net policy acquisition costs	$32,397	$20,935	$15,194

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

6.Reserve for Losses and Loss Adjustment Expenses
a)Reserve Roll Forward
The table below provides a reconciliation of the beginning and ending reserve balances for the years ended December 31, 2024, 2023 and 2022:

As of and Years Ended December 31,	2024	2023	2022
	($ in thousands)
Gross reserves for losses and loss adjustment expenses, beginning of year	$431,186	$207,051	$47,952
Reinsurance recoverable on unpaid losses, beginning of year	136,273	63,381	13,945
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$294,913	$143,670	$34,007

Net incurred losses and loss adjustment expenses related to:
Current accident year	248,099	166,282	114,067
Prior accident years	—	—	(2,306)
	248,099	166,282	111,761
Net paid losses and loss adjustment expenses related to:
Current accident year	9,081	1,814	1,030
Prior accident years	23,987	13,225	1,068
	33,068	15,039	2,098

Net reserves for unpaid losses and loss adjustment expenses, end of year	$509,944	$294,913	$143,670
Reinsurance recoverable on unpaid losses, end of year	246,915	136,273	63,381
Gross reserves for losses and loss adjustment expenses, end of year	$756,859	$431,186	$207,051
During the years ended December 31, 2024 and 2023, there were no prior accident year reserve development, respectively. During the year ended December 31, 2022, prior accident year losses developed favorably by $2.3 million.
In the fourth quarter of 2024, as part of our annual independent actuarial reserve review, we reallocated prior accident year reserves by division, primarily from Professional Liability to Casualty, to align more closely with industry loss ratios. The increase in our loss ratio and reallocation of prior accident year reserves are primarily based on inputs from industry data due to Bowhead’s limited loss experience.
b)Net Incurred and Paid Claims Development by Accident Year
The Company measures claim frequency information on an individual claim count basis. Any claim that is reported to the Company is included in the count unless it is subsequently settled without liability to the Company.
The following tables disclose by underwriting division, the development of net losses and loss adjustment expenses incurred and paid claims by accident year, IBNR, cumulative number of reported claims and average annual percentage payout of incurred claims by age.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

The first loss development table within each underwriting division section presents cumulative net losses and loss adjustment expenses. The sum of the current accident year row ties to net losses and loss adjustment expenses disclosed in the Consolidated Statements of Income and Comprehensive Income (Loss). The second loss development table within each underwriting division section presents cumulative net losses and loss adjustment expenses that have been paid to date. The difference between cumulative net losses and loss adjustment expenses in the first table and cumulative net losses and loss adjustment expenses paid to date represent the Company’s net reserves for unpaid losses and loss adjustment expenses. Note 6 c) reconciles net reserves for unpaid losses and loss adjustment expenses included in these loss development tables to reserves for losses and loss adjustment expenses reported in the Consolidated Balance Sheets.
Casualty

	Net Losses and Loss Adjustment Expenses Incurred
	For the Years Ended December 31,				As of December 31, 2024
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024	IBNR	Cumulative Number of Reported Claims
	($ in thousands)
2021	$14,248	$13,640	$16,003	$16,066	$12,951	25
2022		55,606	58,427	62,535	45,902	122
2023			93,028	97,808	84,919	249
2024				156,132	148,224	425
Total incurred				$332,541

	Cumulative Net Paid Claims and Claims Adjustment Expenses
	For the Years Ended December 31,
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024
	($ in thousands)
2021	$16	$220	$352	$3,032
2022		256	6,072	8,260
2023			326	6,033
2024				4,101
Total paid				$21,426

Net reserves for unpaid losses and loss adjustment expenses				$311,115

	Average Annual Percentage Payout of Net Losses and Loss Adjustment Expenses Incurred by Age (Unaudited)
Years	1	2	3	4
Casualty	0.9%	5.5%	2.2%	16.7%

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

Professional Liability

	Net Losses and Loss Adjustment Expenses Incurred
	For the Years Ended December 31,				As of December 31, 2024
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024	IBNR	Cumulative Number of Reported Claims
	($ in thousands)
2021	$10,152	$15,484	$13,368	$7,056	$6,293	68
2022		39,442	37,129	32,392	14,193	164
2023			43,765	45,316	32,231	737
2024				55,322	49,155	1,387
Total incurred				$140,086

	Cumulative Net Paid Claims and Claims Adjustment Expenses
	For the Years Ended December 31,
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024
	($ in thousands)
2021	$213	$518	$643	$710
2022		419	6,846	9,467
2023			1,034	6,300
2024				3,868
Total paid				$20,345

Net reserves for unpaid losses and loss adjustment expenses				$119,741

	Average Annual Percentage Payout of Net Losses and Loss Adjustment Expenses Incurred by Age (Unaudited)
Years	1	2	3	4
Professional Liability	3.4%	11.9%	4.9%	0.9%
Healthcare Liability

	Net Losses and Loss Adjustment Expenses Incurred
	For the Years Ended December 31,				As of December 31, 2024
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024	IBNR	Cumulative Number of Reported Claims
	($ in thousands)
2021	$10,117	$3,088	$2,841	$2,343	$1,477	9
2022		19,019	18,511	20,897	11,197	105
2023			29,489	28,147	22,397	196
2024				36,248	33,464	467
Total incurred				$87,635

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

	Cumulative Net Paid Claims and Claims Adjustment Expenses
	For the Years Ended December 31,
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024
	($ in thousands)
2021	$282	$841	$854	$863
2022		355	1,067	5,778
2023			454	1,191
2024				878
Total paid				$8,710

Net reserves for unpaid losses and loss adjustment expenses				$78,925

	Average Annual Percentage Payout of Net Losses and Loss Adjustment Expenses Incurred by Age (Unaudited)
Years	1	2	3	4
Healthcare Liability	4.4%	10.0%	11.5%	0.4%
Baleen Specialty

	Net Losses and Loss Adjustment Expenses Incurred
	For the Year Ended December 31,	As of December 31, 2024
Accident Year	2024	IBNR	Cumulative Number of Reported Claims
	($ in thousands)
2024	$397	$163	—
Total incurred	$397

Cumulative Net Paid Claims and Claims Adjustment Expenses
Accident Year	For the Years Ended December 31,
2024
2024	$234
Total paid	$234

Net reserves for unpaid losses and loss adjustment expenses	$163

Average Annual Percentage Payout of Net Losses and Loss Adjustment Expenses Incurred by Age
Years	1
Baleen Specialty	59.2%

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

c)Reconciliation of Net Incurred and Paid Claims Development to Consolidated Balance Sheets
The following table reconciles total reserves for losses and loss adjustment expenses, net of reinsurance, included in the loss development tables to reserves for losses and loss adjustment expenses reported in the Consolidated Balance Sheets at December 31, 2024 and 2023:

	December 31, 2024
Line of Business	Net Reserves for Unpaid Losses and Loss Expenses	Reinsurance Recoverable on Unpaid Losses	Gross Reserves for Losses and Loss Expenses
	($ in thousands)
Casualty	$311,115	$132,977	$444,092
Professional Liability	119,741	74,879	194,620
Healthcare Liability	78,925	39,008	117,933
Baleen Specialty	163	51	214
Total	$509,944	$246,915	$756,859

	December 31, 2023
Line of Business	Net Reserves for Unpaid Losses and Loss Expenses	Reinsurance Recoverable on Unpaid Losses	Gross Reserves for Losses and Loss Expenses
	($ in thousands)
Casualty	$160,708	$63,710	$224,418
Professional Liability	85,739	47,197	132,936
Healthcare Liability	48,466	25,366	73,832
Total	$294,913	$136,273	$431,186
7.Premiums and Reinsurance Related Information
The following table summarizes the effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses:

Year Ended December 31, 2024	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$695,717	$593,571	$371,349
Ceded	(244,295)	(208,460)	(123,250)
Net	$451,422	$385,111	$248,099

Year Ended December 31, 2023	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$507,688	$394,727	$242,306
Ceded	(173,016)	(130,825)	(76,024)
Net	$334,672	$263,902	$166,282

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

Year Ended December 31, 2022	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$356,948	$267,078	$161,350
Ceded	(111,834)	(84,215)	(49,589)
Net	$245,114	$182,863	$111,761
All assumed amounts are assumed through the AmFam Quota Share Agreement as described in Note 12.
For the years ended December 31, 2024, 2023 and 2022 Bowhead ceded $28.0 million, $18.0 million and $2.7 million of written premium, $21.7 million, $9.0 million and $1.1 million of earned premium and $13.5 million, $5.3 million and $0.6 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
The following table summarizes reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:

As of December 31,	2024	2023
	($ in thousands)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$246,915	$136,273
Reinsurance recoverable on paid losses and loss adjustment expenses	8,157	3,116
Reinsurance recoverable	$255,072	$139,389
The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of December 31, 2024 and 2023:

Reinsurer	A.M. Best Rating	2024	2023
Renaissance Reinsurance U.S. Inc	A+	29.8%	29.8%
Endurance Assurance Corporation	A+	23.8%	24.4%
Markel Global Reinsurance Company	A	20.8%	24.5%
Ascot Bermuda Limited	A	9.4%	7.3%
American Family Connect Property and Casualty Insurance Company	A	7.5%	4.2%
Partner Reinsurance Company of the U.S.	A+	4.2%	8.5%
All other reinsurers	At least A	4.5%	1.3%
Total		100.0%	100.0%
For the years ended December 31, 2024 and 2023, $19.2 million and $5.9 million, respectively, of the Company’s reinsurance recoverable balance is with a subsidiary of AmFam.
8.Revolving Credit
On April 22, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of December 31, 2024. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the Facility.
Interest on the Facility is based on a floating rate indexed to either (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, (ii) the greater of (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum and (c) the adjusted term SOFR rate for a one-month interest period plus 1% per annum, plus an applicable rate, or (iii) the adjusted daily simple SOFR plus an applicable rate. As of December 31, 2024, the Company did not have any borrowings outstanding under the Facility.
The Company had unamortized deferred financing fees related to the Facility of $1.4 million as of December 31, 2024, and recognized amortization expenses for deferred financing fees of $0.7 million for the year ended December 31, 2024.
9.Stockholders’ Equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share and 100,000,000 shares of preferred stock, par value $0.01 per share.
BIHL Contribution
During the years ended December 31, 2024, 2023 and 2022, BIHL contributed additional paid-in capital of $4.5 million, $77.7 million, and $24.0 million, respectively, to the Company without issuing additional shares. In 2022, upon the determination that the Company’s capital was in excess of Wisconsin regulatory capital requirements, the Company returned $25.0 million of capital to BIHL.
Public Offerings
On May 23, 2024, the Company completed an upsized IPO with the sale and issuance of 8,658,823 shares of its common stock at a price of $17.00 per share. The Company received net proceeds from the offering of $131.0 million.
10.Stock-Based Compensation
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
Each Class P Interest is structured as a profit interest award and entitles the employees to profits after the partners of BIHL receive a return of their initial investments. Pursuant to the BIHL Partnership Agreement, since the Company is a wholly-owned subsidiary of BIHL, the profits of the Company ultimately flow through to BIHL. The Class P Interests are entitled to receive distributions upon BIHL meeting certain performance and market-based conditions over a five-year period. The general partners of BIHL can determine if distributions will be made in the form of assets, including shares of the Company, common stock held by BIHL, or cash. The Class P Interests vest using a graded method over five years commencing on the date of grant.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

On June 30, 2024, in preparation for the dissolution of BIHL, the general partner of BIHL approved the valuation and the acceleration of unvested Class P Interests, which prior to the dissolution of BIHL are exchanged for shares of the Company’s common stock held by BIHL with no further vesting conditions. Accordingly, on June 30, 2024, the Company accelerated the remaining unrecognized compensation cost associated with the Class P Interests of $1.3 million through operating expenses within the Company’s Consolidated Statements of Income and Comprehensive Income (Loss). On September 9, 2024, in contemplation of the dissolution of BIHL, the general partner of BIHL approved the full vesting of unvested Class P Interests, and the holders of outstanding Class P Interests subsequently received a distribution of shares of the Company’s common stock held by BIHL with no further vesting conditions. See Note 1 for additional information on the dissolution of BIHL.
The following is a summary of activity related to the unvested Class P Interests:

	2024
	Units	Weighted Average Grant Date Fair Value
Granted and unvested at December 31, 2023	21,215,809	$0.11
Granted	—	—
Vested	(21,215,809)	(0.11)
Forfeited	—	—
Granted and unvested at December 31, 2024	—	$—
The Company estimates the fair value of the Class P Interest using a Monte Carlo simulation method, which calculates many potential outcomes for an award and determines fair value based on the most likely outcome.
As of December 31, 2024, 2023 and 2022, total unrecognized compensation expense was nil, $1.5 million and $0.9 million, respectively, and the weighted average period over which the expense is expected to be recognized is approximately nil, 1.9 and 1.5 years, respectively.
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
On May 22, 2024, the Board approved the grant of RSUs to the Company’s employees and certain Board directors, and PSUs to its CEO. As of December 31, 2024, 892,826 shares of common stock were granted under the 2024 Plan.
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

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

The following table provides a summary of RSU activities during the year ended December 31, 2024:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2023	—	$—
Granted	775,413	17.18
Vested	(4,000)	17.00
Forfeited	(7,998)	17.00
Granted and unvested at December 31, 2024	763,415	$17.19
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.
The Company recognized compensation costs associated with the RSUs of $2.3 million, for the year ended December 31, 2024. Since the RSUs were authorized for issuance in 2024, there were no compensation costs associated with the RSUs for the years ended December 31, 2023 and 2022.
As of December 31, 2024, total unrecognized compensation cost for the RSUs were $10.9 million, and the weighted average period over which the cost is expected to be recognized is approximately 3.3 years.
Performance Stock Units
On May 22, 2024, the Board approved the grant of 129,411 PSUs to the Company’s CEO. The grant-date fair value of the PSUs, which was valued based on a Monte Carlo simulation model, was 10.04 per share. The PSUs include both a service and a market condition, and may be settled in cash upon the occurrence of an event that is outside of the Company’s control. The vesting of the PSUs are contingent upon the CEO’s continuous employment and service to the Company through May 22, 2027. The number of PSUs earned, which range from 0 - 125% of the PSUs granted, are based on the achievement of certain compounded annual growth rate milestones of BSHI’s common stock compared its IPO price of $17.00 per share for any 20 business day period between the second and third anniversaries of the grant date.
Since the PSUs are required to be settled in cash upon the occurrence of an event that is outside of the Company’s control, the PSUs are accounted for as mezzanine equity on the Company’s Consolidated Balance Sheets until the vesting date.
The following table provides a summary of PSU activity during the year ended December 31, 2024:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2023	—	$—
Granted	129,411	10.04
Vested	—	—
Forfeited	—	—
Granted and unvested at December 31, 2024	129,411	$10.04

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

The following table summarizes the significant inputs used in the Monte Carlo simulation model to determine the grant-date fair value of the PSUs awarded:

Inputs
Expected term (in years)	3.0
Expected volatility	27.0%
Expected dividend yield	—%
Risk-free interest rate	4.6%
The Company recognizes the compensation cost for PSUs on a straight-line basis over the award’s vesting period.
The Company recognized compensation costs associated with the PSUs of $0.3 million in the year ended December 31, 2024. Since the PSUs were authorized for issuance in 2024, there were no compensation costs associated with the PSUs for the years ended December 31, 2023 and 2022.
As of December 31, 2024, total unrecognized compensation cost for the PSUs was $1.0 million and the weighted average period over which the cost is expected to be recognized is approximately 2.4 years.
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
As of December 31, 2024, none of the Warrants have vested or have been exercised.
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
The Company recognized compensation costs associated with the Warrants of $1.9 million in the year ended December 31, 2024. Since the Warrants were authorized for issuance in 2024, there were no compensation costs associated with the Warrants for the years ended December 31, 2023 and 2022. As of December 31, 2024, total unrecognized compensation cost for the Warrants were $13.8 million.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

11.Earnings Per Share
The following table provides the calculation of basic and diluted earnings per share:

Years Ended December 31,	2024	2023	2022
	($ in thousands, except share and per share data)
Numerator
Net income	$38,243	$25,047	$11,256

Denominator
Basic weighted average shares outstanding	29,261,209	24,000,000	24,000,000
Effect of dilutive awards(1)
Restricted stock units	219,417	—	—
Performance stock units	68,791	—	—
Warrants	127,779	—	—
Diluted weighted average shares outstanding	29,677,196	24,000,000	24,000,000

Earnings per share
Basic	$1.31	$1.04	$0.47
Diluted	$1.29	$1.04	$0.47
__________________
(1)     As of December 31, 2024, 2023 and 2022, there were nil anti-dilutive awards for all periods that were excluded from the calculation of diluted weighted-average shares outstanding.
12.Related Party Transactions
Prior to the IPO, BSHI received capital contributions from BIHL up to the amount committed by BIHL’s limited partners, Gallatin Point, AMFIC, members of Bowhead’s management and other minority investors. Effective December 3, 2024, BIHL was dissolved. See Note 1 for additional information on the dissolution of BIHL. As of December 31, 2024, BIHL contributed $183.3 million into the Company, of which $4.5 million, $77.7 million and $24.0 million were contributed in 2024, 2023 and 2022, respectively.
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
Under the MGA Agreements, BSUI is permitted to issue insurance policies on behalf of the AmFam Issuing Carriers and is also responsible for providing accounting, claims handling and other necessary services to the AmFam Issuing Carriers to support its respective regulatory, statutory and other compliance requirements. BSUI is entitled to commission in exchange for these services, which is adjusted to equal actual costs for each month in accordance with the terms of the MGA Agreements.
In 2024, 2023 and 2022, BICI entered into a ceded quota share reinsurance treaty and a ceded excess of loss reinsurance agreement with reinsurers, in which a separate subsidiary of AmFam participated. In addition, BICI also entered into ceded cyber professional lines quota share reinsurance treaties with reinsurers, in which a subsidiary of AmFam also participated.
For the years ended December 31, 2024, 2023 and 2022 Bowhead incurred $8.6 million, $5.8 million and $4.0 million of Ceding Fees under the AmFam Quota Share Agreement, respectively, and ceded $28.0 million, $18.0 million and $2.7 million of written premiums to AmFam under the ceded reinsurance treaties described above, respectively.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

13.Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The Company reduces deferred tax assets by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.
The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. There are no tax positions taken or expected to be taken that would significantly increase or decrease unrecognized tax benefits within the next twelve months. Interest and penalties related to uncertain tax positions are recorded within income tax expense within the Consolidated Statement of Operations and Comprehensive Income (Loss). None of the Company’s federal or state tax income tax returns are currently under examination by the IRS or state authorities.
For the tax years ended December 31, 2024, 2023 and 2022, BSHI, BSUI, BICI and BUSI filed a consolidated federal income tax return.
The income tax provision is as follows:

Years Ended December 31,	2024	2023	2022
	($ in thousands)
Deferred income tax benefit
Federal	$(6,169)	$(4,362)	$(2,972)
Total deferred income tax benefit	(6,169)	(4,362)	(2,972)

Current income tax expense
Federal	17,652	11,182	6,194
State	809	248	183
Total current income tax expense	18,461	11,430	6,377

Income tax expense	$12,292	$7,068	$3,405

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

The effective tax rate on income from continuing operations was higher than the prevailing statutory federal income tax rate. Among the most significant book-to-tax adjustments were the following:

Years Ended December 31,	2024	2023	2022
	($ in thousands)
Tax expense (benefit) at statutory tax rate of 21.0%	$10,612	$6,744	$3,079

Tax effect of significant reconciling items:
Permanent differences	842	128	181
State tax, net of federal tax	639	196	145
Other	199	—	—
Impact of change in enacted federal tax rate	—	—	—
Valuation allowance	—	—	—
Income tax expense	$12,292	$7,068	$3,405
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes, and the amount used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

As of December 31,	2024	2023
	($ in thousands)
Deferred tax assets
Unearned premium disallowance	$12,418	$9,578
Reserves for losses and loss adjustment expenses	9,298	5,377
Unrealized losses on investments	2,982	3,023
Share-based compensation	890	338
Amortization of startup costs	817	291
Depreciable assets	337	—
Accrued benefits	320	281
Accrued expenses	116	87
Other	64	34
Capital loss carryforward	9	3
Total deferred tax assets	27,251	19,012

Deferred tax liabilities
Deferred policy acquisition costs	$5,801	$4,075
Accrued bond discount	1,092	489
Unrealized investment gains	17	—
Other	1	—
Depreciation	—	219
Total deferred tax liabilities	6,911	4,783

Net deferred tax assets	$20,340	$14,229
The Company is required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years. For tax years 2024 and 2023, the Company has determined no valuation allowance is required based on positive current taxable income and future earnings projections.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

As of December 31, 2024, the Company has zero federal net operating loss carryforwards. As of December 31, 2024, the company has capital loss carryforwards of less than $0.1 million, a portion of which will start to expire in 2026 and zero charitable contribution carryforwards.
As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was recorded; therefore, no interest and penalties related to unrecognized tax benefits were recognized. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company’s federal and state tax returns remain subject to tax examinations for the years beginning in December 31, 2021 and forward.
14.Commitments and Contingencies
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
Cash and Cash Equivalents, Restricted Cash and Investments
The Company maintains its cash and cash equivalents and restricted cash with high credit quality financial institutions. Cash deposits are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash, cash equivalents and restricted cash.
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments, other than cash and cash equivalents and investments in U.S. government and government agency securities, in excess of 10% of the Company’s mezzanine equity and stockholders’ equity at December 31, 2024 and 2023.
Premium Balances Receivable
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations relating to the payments of premium balances owed to the Company.
The following table summarizes the brokers that make up more than 10% of the Company’s gross written premium for the years ended December 31, 2024, 2023 and 2022:

Brokers	2024	2023	2022
AmWINS Group, Inc.	23.6%	15.3%	12.5%
Ryan Specialty Group Holdings, Inc.	22.5%	26.3%	27.9%
Marsh & McLennan Companies	13.4%	14.6%	15.5%
CRC Insurance Services, Inc.	8.8%	9.7%	11.3%
For the years ended December 31, 2024, 2023 and 2022, the Company recorded an allowance for uncollectible premiums of nil in each respective period.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

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
At December 31, 2024 and 2023, 100% of the Company’s reinsurers are rated “A” (Excellent) or better by A.M. Best. At December 31, 2024, the three largest balances by reinsurer accounted for 29.8%, 23.8%, and 20.8% of the Company’s reinsurance recoverable balance and at December 31, 2023, the three largest balances by reinsurer accounted for 29.8%, 24.5% and 24.4% of the Company’s reinsurance recoverable balance. Refer to Note 7 Premiums and Reinsurance Related Information for further information.
b)Purchase Obligations
The Company has entered into certain agreements within which the Company is committed to purchase services, primarily related to software service contracts. The fixed and determinable portion of such purchase obligations was approximately $1.7 million due for the years 2025 - 2028 at December 31, 2024. The obligations will increase depending on the amount of premium written by the Company over the respective years.
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
d)Other
The Company has incurred certain employment taxes, penalties and interests related to the employment taxes for an employee domiciled in the United Kingdom since 2021. The Company accrued approximately $1.5 million as of December 31, 2024 and 2023, which represents its best estimate of taxes, interest, and penalties owed.
15.Employee Benefit Plan
The Company has established the Plan in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $1.4 million, $1.1 million and $0.8 million in 2024, 2023 and 2022, respectively.
16.Property and Equipment, net
As of December 31, 2024 and 2023, property and equipment, net consists of:

As of December 31,	2024	2023
	($ in thousands)
Computer software	$13,104	$9,993
Leasehold improvements	30	503
Furniture and equipment	38	126
Property and equipment, cost	13,172	10,621
Accumulated depreciation	(6,327)	(3,020)
Property and equipment, net	$6,845	$7,601

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2024, 2023 and 2022 depreciation expense was $3.9 million, $2.3 million and $0.7 million, respectively, of which $3.7 million, $2.1 million and $0.6 million, respectively, related to the amortization of capitalized software.
17.Leases
The Company and its subsidiaries have a right to use two distinct office spaces in New York and Chicago under separate lease agreements. On December 1, 2024, the company exercised its option to extend the Chicago lease, which will expire on August 31, 2028, with a renewal option to extend. The leases are classified as operating leases. The Company was not party to any finance lease arrangements as of and during the years ended December 31, 2024 and 2023. The ROU asset and lease liability balances as of December 31, 2024 were $4.0 million and $4.3 million, respectively and the ROU asset and lease liability balances as of December 31, 2023 were $0.5 million and $0.7 million, respectively.
The terms of the operating leases range from three to four years, from the dates the Company gained access to the spaces, through to the stated termination dates, which expire in December 2027 and August 2028, respectively. Although each operating lease agreement contains an option to extend the length of the respective lease term, the Company is not reasonably certain it will exercise these options. Due to this uncertainty, in the measurement of the lease liability, the Company has excluded the periods covered by each renewal option from the lease terms.
The Chicago operating lease agreement contains rent escalation features that are reflected in the Company’s lease liability balances. Since the discount rates implicit in the leases are not readily available, the Company used an incremental borrowing rate to discount the remaining lease payments in measuring our lease liability. The Company also did not incur any initial direct costs or make prepayments in connection with these lease arrangements; as such, these amounts are not reflected in the ROU asset.
Lease expense for the years ended December 31, 2024, 2023 and 2022 was $1.2 million, $0.6 million and $0.6 million, respectively. Lease expense is recognized on a straight-line basis over the lease term in operating expenses within the Consolidated Statements of Income and Comprehensive Income (Loss). The Company has immaterial variable lease costs and no short-term leases for the year ended The following table summarizes the Company’s future minimum lease payment obligations under non-cancelable operating leases as of December 31, 2024:

As of December 31,	2024
($ in thousands)
Contractual maturities:
2025	1,497
2026	1,426
2027	1,558
2028	162
Later years	—
Total undiscounted future minimum lease payments	4,643
Less: Discount impact	(337)
Total discounted operating lease liability	$4,306
The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases as of December 31, 2024 were 3.1 years and 5.0%, respectively.
Cash paid for operating leases for the years ended December 31, 2024, 2023 and 2022 was $1.3 million, $0.6 million and $0.5 million, respectively. With the exception of the extension of the Chicago lease noted above, there were no non-cash additions from new and remeasured leases that resulted in an increase to the ROU asset and lease liability.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

18.Segment, Geographic, and Product Line Information
The Company is a specialty insurance group that generates revenues by underwriting and offering a variety of specialty insurance products to domestic markets through four distinct underwriting divisions. The CODM is the individual responsible for allocating resources to and assessing the financial performance of segments of the entity. The CODM of the Company, the Chief Executive Officer, assesses the financial health and performance of the Company and makes resource allocation decisions on a consolidated basis; accordingly, the Company has a single operating and reportable segment.
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income that is also reported on the Consolidated Statements of Income and Comprehensive Income (Loss) as consolidated net income. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. Net income is used to monitor budget versus actual results. The CODM uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment. The CODM uses the same level of detail as presented on the Consolidated Statements of Income and Comprehensive Income (Loss) to evaluate segment revenue, net income, and significant segment expenses.

The following table presents revenues by underwriting division for the years ended December 31, 2024, 2023 and 2022:

Underwriting Division	2024	2023	2022
	($ in thousands)
Casualty	$292,905	$192,062	$136,672
Professional Liability	90,266	87,588	69,532
Healthcare Liability	67,029	55,022	38,910
Baleen Specialty	1,222	—	—
Net written premiums	$451,422	$334,672	$245,114
The Company’s operations and assets are located entirely within the United States, and all of its revenues are attributed to United States-based policyholders. The Company does not have intra-entity sales or transfers.
The Company has no single major customer representing 10% or more of its total revenues during fiscal years 2024, 2023 and 2022.
19.     Insurance – Statutory Information
The Company’s insurance company subsidiary, BICI, received its Certificate of Authority from the Wisconsin Office of the Commissioner of Insurance, which authorized BICI to transact business effective December 18, 2020. BICI is restricted by Wisconsin law as to the amount of dividends it can pay without the approval of regulatory authorities. BICI is restricted from paying dividends by the lesser of: (1) 10.0% of statutory capital and surplus as of the preceding December 31, or; (2) the greater of: (a) statutory net income for the calendar year preceding the date of the dividend distribution, minus realized capital gains for that year, or (b) aggregate of net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. At December 31, 2024, 2023, and 2022 the maximum dividend that BICI could pay without the approval of regulatory authorities was $16.1 million, $2.9 million, and $0.0 million respectively.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

BICI’s net income and statutory capital and surplus, as determined in accordance with Statutory Accounting Principles (“SAP”) established by the National Association of Insurance Commissioners (“NAIC”), are as follows:

	2024	2023	2022
	($ in thousands)
Net income	$28,193	$16,106	$2,914
Statutory capital and surplus	341,244	191,463	108,764
The significant variances between SAP and GAAP are that for statutory purposes acquisition costs are charged to income as incurred, bonds are carried at amortized cost, deferred federal and state income taxes are subject to limitations, and certain assets designated as non-admitted assets are disallowed.
The NAIC has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. As of December 31, 2024 and 2023, BICI’s capital and surplus exceeds its Authorized Control Level.
20.    Subsequent Events
Management of BSHI has evaluated all events occurring after December 31, 2024 through the issuance of these consolidated financial statements and determined that there are no events requiring recognition or disclosure.

Bowhead Specialty Holdings Inc.
Schedule II — Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2024	2023
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value	$20,073	$—
Investment in subsidiaries	348,229	192,075
Total investments	368,302	192,075

Cash and cash equivalents	899	1
Accrued investment income	205	—
Deferred tax assets, net	439	—
Other assets	1,506	—
Total assets	$371,351	$192,076

Liabilities
Income taxes payable	$518	$—
Accrued expenses	110	—
Other liabilities	281	—
Total liabilities	909	—

Commitments and contingencies (Note 14)

Mezzanine equity
Performance stock units	265	—

Stockholders' equity
Common stock	327	240
($0.01 par value; 400,000,000 shares authorized, 32,662,683 and 24,000,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively)
Additional paid-in capital	318,095	178,542
Accumulated other comprehensive loss	(11,154)	(11,372)
Retained earnings	62,909	24,666
Total stockholders' equity	370,177	192,076
Total mezzanine equity and stockholders' equity	370,442	192,076

Total liabilities, mezzanine equity and stockholders' equity	$371,351	$192,076

Bowhead Specialty Holdings Inc.
Schedule II — Condensed Financial Information of Registrant
Statements of Income (Loss) (Parent Company)

	Years Ended December 31,
	2024	2023	2022
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$—	$—	$—
Ceded written premiums	—	—	—
Net written premiums	—	—	—
Change in net unearned premiums	—	—	—
Net earned premiums	—	—	—

Net investment income	3,178	—	—
Net realized investment gains	—	—	—
Other insurance-related income	—	—	—
Total revenues	3,178	—	—

Expenses
Net losses and loss adjustment expenses	—	—	—
Net acquisition costs	—	—	—
Operating expenses	507	—	—
Warrant expense	1,917	—	—
Credit facility interest expense and fees	725	—	—
Total expenses	3,149	—	—

Income before income taxes	29	—	—

Income tax expense	62	—	—

Income before net income of subsidiaries	(33)	—	—

Net income of subsidiaries	38,276	25,047	11,256

Net income	$38,243	$25,047	$11,256

Other comprehensive income (loss)
Change in unrealized gain (loss) on investments	—	—	—
Other comprehensive income (loss) before other comprehensive loss of subsidiaries	63	—	—
Other comprehensive income (loss) of subsidiaries	155	5,317	(15,975)
Total comprehensive income (loss)	$38,461	$30,364	$(4,719)

Bowhead Specialty Holdings Inc.
Schedule II — Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	December 31,
	2024	2023	2022
	($ in thousands)
Cash flows from operating activities:
Net income	$38,243	$25,047	$11,256
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums/discounts on fixed maturities	(108)	—	—
Stock-based compensation	339	—	—
Deferred income taxes	(456)	—	—
Warrant expense	1,917	—	—
Net changes in operating assets and liabilities:
Accrued investment income	(205)	—	—
Other assets	(1,506)	—	—
Accrued expenses	110	—	—
Income taxes payable	519	—	—
Other liabilities	281	—	—
Equity in net income of subsidiaries	(38,276)	(25,047)	(11,256)
Net cash provided by operating activities	858	—	—

Cash flows from investing activities:
Purchase of:
Fixed maturity securities	(128,367)	—	—
Proceeds from the sale and maturity of:
Fixed maturity securities	1,797	—	—
Investment in subsidiaries	(7,275)	$(77,655)	$(24,000)
Distribution from investment in subsidiary	—	—	25,000
Net cash used in (provided by) investing activities	(133,845)	(77,655)	1,000

Cash flows from financing activities:
Contribution from parent	2,839	77,655	24,000
Distribution to parent	—	—	(25,000)
Proceeds from share issuance related to equity awards	64	—	—
Proceeds from share initial public offering, net	130,982	—	—
Net cash provided by (used in) financing activities	133,885	77,655	(1,000)

Net change in cash, cash equivalents and restricted cash	898	$—	$—
Cash, cash equivalents and restricted cash, beginning of period	1	1	1
Cash, cash equivalents and restricted cash, end of period	$899	$1	$1

Non-cash investing and financing activities:
Deemed contribution related to share-based compensation to investment in subsidiary	(3,763)	(682)	(368)
Deemed contribution related to share-based compensation from parent	1,642	682	368
Deemed contribution related to fixed maturity securities to subsidiary	(106,685)	—	—

Bowhead Specialty Holdings Inc.
Schedule IV - Reinsurance

	December 31, 2024
	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in thousands, except percentages)
Casualty	$(138,912)	$431,817	$292,905	147.4%
Professional Liability	(70,385)	160,651	$90,266	178.0%
Healthcare Liability	(34,590)	101,619	$67,029	151.6%
Baleen Specialty	(408)	1,630	$1,222	133.4%
Total	$(244,295)	$695,717	$451,422	154.1%

	December 31, 2023
	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in thousands, except percentages)
Casualty	$(85,393)	$277,455	$192,062	144.5%
Professional Liability	(57,663)	145,251	87,588	165.8%
Healthcare Liability	(29,960)	84,982	$55,022	154.5%
Total	$(173,016)	$507,688	$334,672	151.7%

	December 31, 2022
	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in thousands, except percentages)
Casualty	$(55,920)	$192,592	$136,672	140.9%
Professional Liability	(35,835)	105,367	69,532	151.5%
Healthcare Liability	(20,079)	58,989	$38,910	151.6%
Total	$(111,834)	$356,948	$245,114	145.6%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.
The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.
Management’s report on internal control over financial reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes policies and procedures that:
(i)    pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)    provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Since we are an emerging growth company, this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
Transactions in our securities by our directors and executive officers are required to be made in accordance with our Insider Trading Policy (the “Insider Trading Policy”), which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and officers to enter into trading plans designed to comply with Rule 10b5-1.
During the fourth quarter of 2024, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Change in Control Severance Plan
On February 21, 2025, the Board approved and adopted the Bowhead Specialty Holding Inc. Change in Control Severance Plan (the “Severance Plan”), pursuant to which select employees of the Company (including each of its executive officers, but excluding the Chief Executive Officer of the Company), may become eligible to receive the following severance payments and benefits upon a qualifying termination within twenty-four months following the date of a change in control (each of qualifying termination and change in control as defined in the Severance Plan): (i) a cash payment payable in a lump sum equal to the sum of (x) one and one-half times the participant’s base salary and (y) pro-rata target annual bonus, and (ii) an additional cash payment payable in a lump sum equal to the product of twelve multiplied by the cost incurred by the Company for providing group health, dental and vision benefits to the participant and the participant’s eligible dependents in the month immediately prior to the month in which the qualifying termination date occurred.
The provision of payments and benefits described above is conditioned upon the participant’s execution and non-revocation of a release of claims in favor of the Company. The Severance Plan provides that if a participant receives any amount, whether under the Severance Plan or otherwise, that is subject to the excise tax imposed pursuant to Section 4999 of the Internal Revenue Code, the amount of the payments to be made to the participant will be reduced to the extent necessary to avoid imposition of the excise tax, but only if the net amount of the reduced payments exceeds the net amount that the participant would receive following imposition of the excise tax and all income and related taxes.
The foregoing description of the Severance Plan does not purport to be complete and is qualified in the entirety by reference to the Severance Plan, which is filed as Exhibit 10.17 to this Annual Report on Form 10-K and incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”), including under the captions “Proposal 1 - Election of Directors,” “Information About our Executive Officers” and “General Information About the Board of Directors.”.
We maintain a Code of Business Conduct and Ethics that applies to all our employees, officers, contractors, and directors, including our principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions. The full text of our Code of Business Conduct and Ethics is posted on our website at ir.bowheadspecialty.com under “Governance - Governance Documents.” We intend to disclose on our website any future amendments of our Code of Business Conduct and Ethics or waivers that exempt any principal executive officer, principal financial officer, principal accounting officer, persons performing similar functions, or our directors from provisions in the Code of Business Conduct and Ethics.
We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. It is also our policy to comply with applicable securities laws when engaging in transactions in our own securities. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement, including under the captions “Executive Compensation,” “Director Compensation” and “General Information About the Board of Directors.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement, including under the captions “Equity Compensation Plan Information” and “Principal Stockholders.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement, including under the captions “General Information About the Board of Directors” and “Certain Relationships and Related Person Transactions.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Chicago, Illinois. Auditor Firm ID: 238
The information required by this item is incorporated by reference to our Proxy Statement, including under the caption “Fees Billed by the Principal Accountant.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Exhibits

Number	Description

3.1
Amended and Restated Certificate of Incorporation of Bowhead Specialty Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

3.2	Amended and Restated Bylaws of Bowhead Specialty Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)
4.1*	Description of Capital Stock
4.2
Investor Matters Agreement, dated as of May 23, 2024, between Bowhead Specialty Holdings Inc. and American Family Mutual Insurance Company, S.I. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

4.3
Board Nominee Agreement, dated as of May 23, 2024, between Bowhead Specialty Holdings Inc. and GPC Partners Investments (SPV III) LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

4.4	Common Stock Purchase Warrant, dated as of May 23, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)
4.5
Registration Rights Agreement, dated as of May 28, 2024, between Bowhead Specialty Holdings Inc. and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.1†
Amended and Restated Managing General Agency Agreement, dated as of May 23, 2024 between Midvale Indemnity Company and Bowhead Specialty Underwriters, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.2†
Second Amended and Restated Managing General Agency Agreement, dated as of August 7, 2024, between Homesite Insurance Company of Florida and Bowhead Specialty Underwriters, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.3†
Amended and Restated Managing General Agency Agreement, dated as of May 23, 2024, between Homesite Insurance Company and Bowhead Specialty Underwriters, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.4†
Amended and Restated Quota Share Reinsurance Agreement, dated as of May 23, 2024, between American Family Mutual Insurance Company, S.I. and Bowhead Insurance Company, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.5†
Amended and Restated Insurance Trust Agreement, dated as of May 23, 2024, among Bowhead Insurance Company, Inc., American Family Mutual Insurance Company, S.I. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.6+	Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on S-1/A filed with the SEC on May 13, 2024)
10.7+
Form of Employee Restricted Stock Unit Award Agreement under the Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on S-1/A filed with the SEC on May 13, 2024)

10.8*+	2025 Form of Employee Restricted Stock Unit Award Agreement Under the Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan
10.9+
Form of Director Restricted Stock Unit Award Agreement under the Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on S-1/A filed with the SEC on May 13, 2024)

10.10+
Employment Agreement between Stephen Sills and Bowhead Specialty Holdings Inc., dated as of May 22, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.11*+	Contract of Employment between Globalization Partners Limited and David John Newman dated 29 March 2024

Number	Description

10.12
Form of Indemnification Agreement between Bowhead Specialty Holdings Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on S-1/A filed with the SEC on May 13, 2024)

10.13
Credit Agreement, dated as of April 22, 2024, among Bowhead Specialty Holdings Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on S-1/A filed with the SEC on May 3, 2024)

10.14
Services Agreement, dated as of October 7, 2020, among Bowhead Insurance Holdings LP, Bowhead Specialty Underwriters, Inc., Bowhead Underwriting Services, Inc. and Bowhead Insurance Company, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement S-1/A filed with the SEC on May 3, 2024)

10.15
Joinder to the Services Agreement, dated as of May 2, 2024, among Bowhead Specialty Holdings Inc., Bowhead Insurance Holdings LP, Bowhead Specialty Under-writers, Inc., Bowhead Underwriting Services, Inc. and Bowhead Insurance Company, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement S-1/A filed with the SEC on May 3, 2024)

10.16
Amendment to the Services Agreement, dated as of May 2, 2024, among Bowhead Specialty Holdings Inc. Bowhead Insurance Holdings LP, Bowhead Specialty Under-writers, Inc., Bowhead Underwriting Services, Inc. and Bowhead Insurance Company, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement S-1/A filed with the SEC on May 3, 2024)

10.17*+†	Bowhead Specialty Holdings Inc. Change in Control Severance Plan
14.1*	Bowhead Specialty Holdings Inc. Code of Business Conduct and Ethics
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on S-1 filed with the SEC on April 12, 2024)
23.1	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101*	Interactive data files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
+    Indicates management contract or compensatory plan.
† Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.
*    Filed or furnished herewith.
(b)Financial Statement Schedules
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

BOWHEAD SPECIALTY HOLDINGS INC.

By:	/s/ Stephen Sills
Name:	Stephen Sills
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Sills	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2025
Stephen Sills

/s/ Brad Mulcahey	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2025
Brad Mulcahey

/s/ Shirley Yap	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2025
Shirley Yap

/s/ Matthew Botein	Chairperson	February 27, 2025
Matthew Botein

/s/ Tom Baker	Director	February 27, 2025
Tom Baker

/s/ Angela Brock-Kyle	Director	February 27, 2025
Angela Brock-Kyle

/s/ Zhak Cohen	Director	February 27, 2025
Zhak Cohen

/s/ Fabian J. Fondriest	Director	February 27, 2025
Fabian J. Fondriest

/s/ David Foy	Director	February 27, 2025
David Foy

/s/ David Holman	Director	February 27, 2025
David Holman

/s/ Ava Schnidman	Director	February 27, 2025
Ava Schnidman

/s/ Troy Van Beek	Director	February 27, 2025
Troy Van Beek