Form 10-Q
period 2025-03-31
Bowhead Specialty Holdings Inc.
filed 2025-05-06
CIK 2002473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Number of shares of the registrant’s common stock outstanding at May 6, 2025: 32,662,683

Bowhead Specialty Holdings Inc.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
Bowhead Specialty Holdings Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost of $1,039,579 and $894,145, respectively)	$1,034,837	$879,989
Short-term investments, at amortized cost, which approximates fair value	9,999	9,997
Total investments	1,044,836	889,986

Cash and cash equivalents	88,050	97,476
Restricted cash and cash equivalents	35,401	124,582
Accrued investment income	7,675	7,520
Premium balances receivable	73,230	63,672
Reinsurance recoverable, net	284,873	255,072
Prepaid reinsurance premiums	151,609	152,567
Deferred policy acquisition costs	28,153	27,625
Property and equipment, net	7,677	6,845
Income taxes receivable	610	586
Deferred tax assets, net	19,356	20,340
Other assets	11,602	7,971
Total assets	$1,753,072	$1,654,242

Liabilities
Reserve for losses and loss adjustment expenses	$845,224	$756,859
Unearned premiums	452,845	446,850
Reinsurance balances payable	42,847	51,856
Income taxes payable	5,603	1,571
Accrued expenses	5,783	18,010
Other liabilities	9,407	8,654
Total liabilities	1,361,709	1,283,800

Commitments and contingencies (Note 12)

Mezzanine equity
Performance stock units	409	265

Stockholders' equity
Common stock	327	327
($0.01 par value; 400,000,000 shares authorized, 32,662,683 and 32,662,683 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively)
Additional paid-in capital	320,029	318,095
Accumulated other comprehensive loss	(3,736)	(11,154)
Retained earnings	74,334	62,909
Total stockholders' equity	390,954	370,177
Total mezzanine equity and stockholders' equity	391,363	370,442

Total liabilities, mezzanine equity and stockholders' equity	$1,753,072	$1,654,242
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2025	2024
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$174,848	$138,433
Ceded written premiums	(58,079)	(47,580)
Net written premiums	116,769	90,853
Change in net unearned premiums	(6,953)	(7,872)
Net earned premiums	109,816	82,981

Net investment income	12,559	7,660
Net realized investment losses	(4)	—
Other insurance-related income	345	31
Total revenues	122,716	90,672

Expenses
Net losses and loss adjustment expenses	73,427	54,320
Net acquisition costs	9,796	6,521
Operating expenses	23,937	20,522
Non-operating expenses	110	219
Warrant expense	775	—
Credit facility interest expenses and fees	247	—
Foreign exchange (gains) losses	(46)	34
Total expenses	108,246	81,616

Income before income taxes	14,470	9,056

Income tax expense	(3,045)	(2,044)

Net income	$11,425	$7,012

Other comprehensive income
Change in unrealized loss on investments (net of income tax (expense) benefit of $(1,972) and $243, respectively	7,418	(916)
Total comprehensive income	$18,843	$6,096

Earnings per share:
Basic	$0.35	$0.29
Diluted	$0.34	$0.29

Weighted average shares outstanding:
Basic	32,662,683	24,000,000
Diluted	33,711,924	24,000,000
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
(In thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2024	32,662,683	$327	$265	$318,095	$(11,154)	$62,909	$370,442
Net income	—	—	—	—	—	11,425	11,425
Other comprehensive income, net of tax	—	—	—	—	7,418	—	7,418
Stock-based compensation expense	—	—	144	1,159	—	—	1,303
Warrant expense	—	—	—	775	—	—	775
Balance, March 31, 2025	32,662,683	$327	$409	$320,029	$(3,736)	$74,334	$391,363

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
($ in thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2023	24,000,000	$240	$—	$178,543	$(11,372)	$24,666	$192,077
Net income	—	—	—	—	—	7,012	7,012
Other comprehensive loss, net of tax	—	—	—	—	(916)	—	(916)
Capital contribution from parent	—	—	—	2,839	—	—	2,839
Stock-based compensation expense	—	—	—	225	—	—	225
Balance, March 31, 2024	24,000,000	$240	$—	$181,607	$(12,288)	$31,678	$201,237

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Cash flows from operating activities:
Net income	$11,425	$7,012
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	4	—
Amortization of premium/discounts on fixed maturity securities	(366)	(1,031)
Stock‐based compensation	1,303	225
Depreciation and amortization	401	759
Non-cash lease expense	301	145
Deferred income taxes	(990)	(1,171)
Warrant expense	775	—
Net changes in operating assets and liabilities:
Accrued investment income	(155)	(876)
Premium balances receivable	(9,558)	(8,803)
Reinsurance recoverable	(29,801)	(23,843)
Prepaid reinsurance premiums	958	(2,702)
Deferred policy acquisition costs	(528)	(1,542)
Income taxes receivable	(24)	971
Other assets	(3,932)	(1,251)
Reserve for losses and loss expenses	88,365	75,784
Unearned premium	5,995	10,574
Reinsurance balances payable	(9,009)	(6,803)
Accrued expenses	(12,227)	(8,211)
Income taxes payable	4,032	2,239
Other liabilities	753	434
Net cash provided by operating activities	47,722	41,910
Net cash used in investing activities
Purchases of:
Fixed maturity securities	(250,537)	(93,656)
Proceeds from the sale and maturity of:
Fixed maturity securities	105,441	15,342
Purchase of property and equipment, net	(1,233)	(808)
Net cash used in investing activities	(146,329)	(79,122)
Net cash provided by financing activities
Capital contribution from parent	—	2,839
Net cash provided by financing activities	—	2,839
Net change in cash, cash equivalents and restricted cash	(98,607)	(34,373)
Cash, cash equivalents and restricted cash, beginning of period	222,058	119,768
Cash, cash equivalents and restricted cash, end of period	$123,451	$85,395
Reconciliation of restricted cash
Cash and cash equivalents	$88,050	$73,485
Restricted cash and cash equivalents	35,401	11,910
Total cash and cash equivalents and restricted cash	$123,451	$85,395
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
BSUI is party to three Managing General Agency Agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of American Family Mutual Insurance Company, S.I., (“AFMIC” and together with its wholly-owned subsidiaries, “AmFam”). AmFam beneficially owns approximately 14.4% of BSHI’s issued and outstanding common stock as of March 31, 2025. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from such brokers to BSUI. Through these MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a ceding fee on net premiums assumed by BICI (“Ceding Fee”). BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
The Company has not adopted any new accounting standards during the three months ended March 31, 2025.
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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2.Investments
The following table summarizes the amortized cost and fair value of the Company’s fixed maturity securities, all of which are classified as available for sale:

		Gross Unrealized
As of March 31, 2025	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$145,183	$291	$(63)	$145,411
State and municipal	84,466	254	(4,137)	80,583
Commercial mortgage-backed securities	92,506	776	(763)	92,519
Residential mortgage-backed securities	226,648	2,206	(4,445)	224,409
Asset-backed securities	129,684	502	(527)	129,659
Corporate	361,092	2,557	(1,393)	362,256
Total	$1,039,579	$6,586	$(11,328)	$1,034,837

		Gross Unrealized
As of December 31, 2024	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$204,205	$315	$(108)	$204,412
State and municipal	73,289	—	(5,505)	67,784
Commercial mortgage-backed securities	83,029	349	(940)	82,438
Residential mortgage-backed securities	197,589	649	(6,135)	192,103
Asset-backed securities	121,155	259	(837)	120,577
Corporate	214,878	238	(2,441)	212,675
Total	$894,145	$1,810	(15,966)	$879,989
a)Contractual Maturity of Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities at March 31, 2025 and December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

As of March 31, 2025	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$117,974	$117,966
Due after one year through five years	252,815	251,418
Due after five years through ten years	175,774	176,037
Due after ten years	44,178	42,829
	590,741	588,250
Commercial mortgage-backed securities	92,506	92,519
Residential mortgage-backed securities	226,648	224,409
Asset-backed securities	129,684	129,659
Total	$1,039,579	$1,034,837

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2024	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$206,764	$206,721
Due after one year through five years	208,179	205,012
Due after five years through ten years	45,230	43,199
Due after ten years	32,199	29,939
	492,372	484,871
Commercial mortgage-backed securities	83,029	82,438
Residential mortgage-backed securities	197,589	192,103
Asset-backed securities	121,155	120,577
Total	$894,145	$879,989
b)Net Investment Income
The components of net investment income were derived from the following sources:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
U.S. government and government agency	$1,844	$3,687
State and municipal	687	387
Commercial mortgage-backed securities	1,180	373
Residential mortgage-backed securities	2,539	244
Asset-backed securities	1,484	1,073
Corporate	3,253	932
Short-term investments	128	113
Cash and cash equivalents	1,704	1,015
Gross investment income	12,819	7,824
Investment expenses	(260)	(164)
Net investment income	$12,559	$7,660
c)Net Realized Investment Gains (Losses)
There were $4.1 thousand net realized investment losses for the three months ended March 31, 2025 from the sale of investments and nil for the three months ended March 31, 2024.

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
The following table summarizes the value of the Company’s restricted assets disclosed in the Condensed Consolidated Balance Sheets:

As of	March 31, 2025	December 31, 2024
	($ in thousands)
U.S. government and government agency	$70,175	$97,130
State and municipal	46,474	33,842
Commercial mortgage-backed securities	56,974	50,504
Residential mortgage-backed securities	143,280	115,323
Asset-backed securities	73,424	63,197
Corporate	236,542	124,836
Restricted fixed maturity securities	626,869	484,832
Restricted short-term investments	9,999	9,997
Restricted cash and cash equivalents	35,401	124,582
Restricted assets	$672,269	$619,411
e)Gross Unrealized Losses
The following table summarizes available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
As of March 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$55,172	$(63)	$—	$—	$55,172	$(63)
State and municipal	13,789	(120)	45,887	(4,017)	59,676	(4,137)
Commercial mortgage-backed securities	9,783	(51)	7,125	(712)	16,908	(763)
Residential mortgage-backed securities	45,969	(308)	29,837	(4,137)	75,806	(4,445)
Asset-backed securities	62,584	(254)	8,393	(273)	70,977	(527)
Corporate	46,727	(172)	37,662	(1,221)	84,389	(1,393)
Total	$234,024	$(968)	$128,904	$(10,360)	$362,928	$(11,328)

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$55,237	$(108)	$—	$—	$55,237	$(108)
State and municipal	22,011	(566)	45,773	(4,939)	67,784	(5,505)
Commercial mortgage-backed securities	16,579	(112)	13,087	(828)	29,666	(940)
Residential mortgage-backed securities	100,817	(1,244)	29,879	(4,891)	130,696	(6,135)
Asset-backed securities	42,543	(472)	9,420	(365)	51,963	(837)
Corporate	118,237	(811)	43,125	(1,630)	161,362	(2,441)
Total	$355,424	$(3,313)	$141,284	$(12,653)	$496,708	$(15,966)
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
The fair values of short-term investments approximate their carrying values due to their short-term maturity.
The following table presents the Company’s investments measured at fair value by level:

As of March 31, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$145,411	$—	$—	$145,411
State and municipal	—	80,583	—	80,583
Commercial mortgage-backed securities	—	92,519	—	92,519
Residential mortgage-backed securities	—	224,409	—	224,409
Asset-backed securities	—	129,659	—	129,659
Corporate	—	362,256	—	362,256
Total fixed maturity securities	145,411	889,426	—	1,034,837
Short-term investments	9,999	—	—	9,999
Total investments	$155,410	$889,426	$—	$1,044,836

As of December 31, 2024	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$204,412	$—	$—	$204,412
State and municipal	—	67,784	—	67,784
Commercial mortgage-backed securities	—	82,438	—	82,438
Residential mortgage-backed securities	—	192,103	—	192,103
Asset-backed securities	—	120,577	—	120,577
Corporate	—	212,675	—	212,675
Total fixed maturity securities	204,412	675,577	—	879,989
Short-term investments	9,997	—	—	9,997
Total investments	$214,409	$675,577	$—	$889,986

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4.Reserve for Losses and Loss Adjustment Expenses
The table below provides a reconciliation of the beginning and ending reserve balances for the three months ended March 31, 2025 and March 31, 2024:

	March 31, 2025	March 31, 2024
	($ in thousands)
Gross reserves for losses and loss adjustment expenses, beginning of year	$756,859	$431,186
Reinsurance recoverable on unpaid losses, beginning of year	246,915	136,273
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$509,944	$294,913

Net incurred losses and loss adjustment expenses related to:
Current accident year	72,983	54,320
Prior accident years	444	—
	73,427	54,320
Net paid losses and loss adjustment expenses related to:
Current accident year	549	369
Prior accident years	16,386	4,290
	16,935	4,659

Net reserves for unpaid losses and loss adjustment expenses, end of period	$566,436	$344,574
Reinsurance recoverable on unpaid losses, end of period	278,788	162,396
Gross reserves for losses and loss adjustment expenses, end of period	$845,224	$506,970
During the three months ended March 31, 2025 and 2024, there was $0.4 million of unfavorable and nil of prior accident year loss development, respectively. The $0.4 million of prior accident year development was driven by expected loss ratios applied to audit premiums earned in the quarter but associated with prior accident years.
5.Premiums and Reinsurance Related Information
The following table summarizes the effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses:

Three Months Ended March 31, 2025	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$174,848	$168,853	$111,547
Ceded	(58,079)	(59,037)	(38,120)
Net	$116,769	$109,816	$73,427

Three Months Ended March 31, 2024	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$138,433	$127,859	$81,279
Ceded	(47,580)	(44,878)	(26,959)
Net	$90,853	$82,981	$54,320

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
All assumed amounts are assumed through the AmFam Quota Share Agreement as described in Note 10.
For the three months ended March 31, 2025 and 2024, Bowhead ceded $6.8 million and $4.8 million of written premium, $6.7 million and $4.5 million of earned premium and $2.8 million and $2.7 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
The following table summarizes reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:

As of	March 31, 2025	December 31, 2024
	($ in thousands)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$278,788	$246,915
Reinsurance recoverable on paid losses and loss adjustment expenses	6,246	8,157
Allowance for credit losses	(161)	—
Reinsurance recoverable, net	$284,873	$255,072
The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of March 31, 2025 and December 31, 2024:

Reinsurer	A.M. Best Rating	March 31, 2025	December 31, 2024
Renaissance Reinsurance U.S. Inc	A+	29.9%	29.8%
Endurance Assurance Corporation	A+	23.6%	23.8%
Markel Global Reinsurance Company	A	20.6%	20.8%
Ascot Bermuda Limited	A	8.4%	9.4%
American Family Connect Property and Casualty Insurance Company	A	7.6%	7.5%
All other reinsurers	At least A	9.9%	8.7%
Total		100.0%	100.0%
As of March 31, 2025 and December 31, 2024, $21.5 million and $19.2 million, respectively, of the Company’s reinsurance recoverable balance is with a subsidiary of AmFam.
6.Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of March 31, 2025. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the Facility.
Interest on the Facility is based on a floating rate indexed to either (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, (ii) the greater of (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum and (c) the adjusted term SOFR rate for a one-month interest period plus 1% per annum, plus an applicable rate, or (iii) the adjusted daily simple SOFR plus an applicable rate. As of March 31, 2025, the Company did not have any borrowings outstanding under the Facility.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company had unamortized deferred financing fees related to the Facility of $1.2 million as of March 31, 2025, and recognized amortization expenses for deferred financing fees of $0.2 million and nil for the three months ended March 31, 2025 and 2024, respectively.
7.Stockholders' Equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share and 100,000,000 shares of preferred stock, par value $0.01 per share.
BIHL Contribution
During the three months ended March 31, 2025 and 2024, BIHL contributed additional paid-in capital of nil and $2.8 million, respectively, to the Company without issuing additional shares.
Public Offerings
On May 23, 2024, the Company completed an upsized initial public offering (“IPO”) with the sale and issuance of 8,658,823 shares of its common stock at a price of $17.00 per share. The Company received net proceeds from the offering of $131.0 million.
8.Stock-Based Compensation
2024 Plan
On May 22, 2024, the Board approved and adopted the 2024 Plan, which provides for the grant of stock options (including ISOs and nonqualified stock options), stock appreciation rights, restricted stock, RSUs, other stock-based awards, stock bonuses, cash awards and substitute awards.
A total of 3,152,941 shares of common stock were initially authorized and reserved for issuance under the 2024 Plan. The reserve increases on January 1 of each year, starting in 2025, by an amount equal to the lesser of: (a) 2.0% of the fully-diluted shares on the preceding December 31, and (b) a smaller amount as determined by the Board. As of January 1, 2025, 3,824,051 shares of common stock were authorized and reserved for issuance under the 2024 Plan.
The Board approved the grant of RSUs to the Company’s employees and certain Board directors, and PSUs to its CEO. As of March 31, 2025, 1,376,499 shares of common stock were granted and unvested under the 2024 Plan.
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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides a summary of RSU activities during the three months ended March 31, 2025:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2024	763,415	$17.19
Granted	441,910	31.01
Vested	—	—
Forfeited	(25,763)	17.00
Granted and unvested at March 31, 2025	1,179,562	$22.37
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.
The Company recognized compensation costs associated with the RSUs of $1.2 million in the three month period ended March 31, 2025, compared to nil for the same period in 2024.
As of March 31, 2025, total unrecognized compensation cost for the RSUs was $23.0 million and the weighted average period over which the cost is expected to be recognized is approximately 3.4 years.
Performance Stock Units
On May 22, 2024, the Board approved the grant of 129,411 PSUs to the Company’s CEO. The grant-date fair value of the PSUs, which was valued based on a Monte Carlo simulation model, was $10.04 per share. The PSUs include both a service and a market condition, and may be settled in cash upon the occurrence of an event that is outside of the Company’s control. The vesting of the PSUs are contingent upon the CEO’s continuous employment and service to the Company through the third anniversary of the date of grant, or May 22, 2027. The number of PSUs earned, which range from 0 - 125% of the PSUs granted, are based on the achievement of certain compounded annual growth rate milestones of BSHI’s common stock compared its IPO price of $17.00 per share for any 20 business day period between the second and third anniversaries of the grant date.
On February 21, 2025, the Board approved the grant of 67,526 PSUs to the Company’s CEO. The grant-date fair value of the PSUs, which was valued based on a Monte Carlo simulation model, was $16.09 per share. Similar to the May 22, 2024 grant, the PSUs include both a service and a market condition, and may be settled in cash upon the occurrence of an event that is outside of the Company’s control. The vesting of the PSUs are contingent upon the CEO’s continuous employment and service to the Company through the third anniversary of the date of grant, or February 21, 2028. The number of PSUs earned, which range from 0 - 125% of the PSUs granted, are based on the achievement of certain compounded annual growth rate milestones of BSHI’s common stock compared to its grant price of $32.58 per share for any 20 business day period between the second and third anniversaries of the grant date.
Since the PSUs are required to be settled in cash upon the occurrence of an event that is outside of the Company’s control, the PSUs are accounted for as mezzanine equity on the Company’s Condensed Consolidated Balance Sheets until the vesting date.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides a summary of PSU activity during the three months ended March 31, 2025:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2024	129,411	$10.04
Granted	67,526	16.09
Vested	—	—
Forfeited	—	—
Granted and unvested at March 31, 2025	196,937	$12.11
The following table summarizes the significant inputs used in the Monte Carlo simulation model to determine the grant-date fair value of the PSUs awarded:

	May 22, 2024	February 21, 2025
Expected term (in years)	3.0	3.0
Expected volatility	27.0%	27.0%
Expected dividend yield	—%	—%
Risk-free interest rate	4.6%	4.2%
The Company recognizes the compensation cost for PSUs on a straight-line basis over the award’s vesting period.
The Company recognized compensation costs associated with the PSUs of $0.1 million in the three-month period ended March 31, 2025, compared to nil for the same period in 2024.
As of March 31, 2025, total unrecognized compensation cost for the PSUs was $2.0 million and the weighted average period over which the cost is expected to be recognized is approximately 2.4 years.
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
As of March 31, 2025, none of the Warrants have vested or have been exercised.

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
The Company recognized compensation costs associated with the Warrants of $0.8 million in the three-month period ended March 31, 2025, compared to nil for the same period in 2024. As of March 31, 2025, total unrecognized compensation cost for the Warrants were $13.0 million.
9.Earnings Per Share
The following table provides the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
	($ in thousands, except share and per share data)
Numerator
Net income	$11,425	$7,012

Denominator
Basic weighted average shares outstanding	32,662,683	24,000,000
Effect of dilutive awards:
Restricted stock units	465,273	—
Performance stock units	141,429	—
Warrants(1)	442,539	—
Diluted weighted average shares outstanding	33,711,924	24,000,000

Earnings per share
Basic	$0.35	$0.29
Diluted	$0.34	$0.29
__________________
(1)As of March 31, 2025 and 2024, there were nil anti-dilutive awards for both periods that were excluded from the calculation of diluted weighted-average shares outstanding.

10.Related Party Transactions
Prior to the IPO, BSHI received capital contributions from BIHL up to the amount committed by BIHL’s limited partners, Gallatin Point, AMFIC, members of Bowhead’s management and other minority investors. Effective December 3, 2024, BIHL was dissolved. As of March 31, 2025, BIHL contributed $183.3 million into the Company, of which nil and $2.8 million were contributed in the three months ended March 31, 2025 and 2024, respectively.

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
In 2025 and 2024, BICI entered into a ceded quota share reinsurance treaty and a ceded excess of loss reinsurance treaty with reinsurers, in which a separate subsidiary of AmFam participated. In addition, BICI also entered into a ceded cyber professional lines quota share reinsurance treaty with reinsurers, in which a subsidiary of AmFam also participated.
For the three months ended March 31, 2025 and 2024, Bowhead incurred $2.4 million and $1.8 million of ceding fees under the AmFam Quota Share Agreement, respectively, and ceded $6.8 million and $4.8 million of written premiums to AmFam under the ceded reinsurance treaties described above, respectively.
11.Income Taxes
The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year.For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $3.0 million and $2.0 million, respectively. The effective tax rate was approximately 21.0% for the three months ended March 31, 2025, compared to 22.5% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 approximates the statutory tax rate of 21.0%, primarily due to expected excess tax benefits on the vesting of stock-based compensation offsetting state taxes and non-deductible expenses. The effective tax rate for the three months ended March 31, 2024 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and the current period impact from a change of estimate in the prior year.
12.Commitments and Contingencies
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
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments, other than cash and cash equivalents and investments in U.S. government and government agency securities, in excess of 10% of the Company’s mezzanine equity and stockholders’ equity at March 31, 2025 and December 31, 2024.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Premium Balances Receivable
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations relating to the payments of premium balances owed to the Company.
The following table summarizes the brokers that make up more than 10% of the Company’s gross written premium for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31,	2025	2024
AmWINS Group, Inc.	28.5%	26.4%
Ryan Specialty Group Holdings, Inc.	20.2%	20.3%
Marsh & McLennan Companies	11.0%	12.0%
CRC Insurance Services, Inc.	10.4%	10.6%
For the three months ended March 31, 2025 and 2024, the Company recorded an allowance for uncollectible premiums of nil in both periods.
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
At March 31, 2025 and December 31, 2024, 100% of the Company’s reinsurers are rated “A” (Excellent) or better by A.M. Best. At March 31, 2025, the three largest balances by reinsurer accounted for 29.9%, 23.6%, and 20.6% of the Company’s reinsurance recoverable balance and at December 31, 2024, the three largest balances by reinsurer accounted for 29.8%, 23.8%, and 20.8% of the Company’s reinsurance recoverable balance. At March 31, 2025 and December 31, 2024, our allowance for uncollectible reinsurance was $0.2 million and nil, respectively. Refer to Note 5 for further information.
b)Purchase Obligations
The Company has entered into certain agreements in which the Company is committed to purchase services, primarily related to software service contracts. The fixed and determinable portion of such purchase obligations was approximately $6.9 million due for the years 2025 - 2029 at March 31, 2025. The obligations will increase depending on the amount of premium written by the Company over the respective years.
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
d)Other
The Company has incurred certain employment taxes, penalties and interests related to the employment taxes for an employee domiciled in the United Kingdom since 2021. The Company accrued approximately $1.5 million as of March 31, 2025 and December 31, 2024, which represents its best estimate of such taxes, interest, and penalties.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
13.Segment, Geographic, and Product Line Information
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income that is also reported on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) as consolidated net income. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. Net income is used to monitor budget versus actual results. The CODM uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment. The CODM uses the same level of detail as presented on the Condensed Consolidated Statements of Income and Comprehensive Income to evaluate segment revenue, net income, and significant segment expenses.
The following table presents revenues by underwriting division for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31,	2025	2024
	($ in thousands)
Casualty	$82,604	$62,439
Professional Liability	15,959	14,374
Healthcare Liability	16,147	14,040
Baleen Specialty	2,059	—
Net written premiums	$116,769	$90,853
The Company’s operations and assets are located entirely within the United States, and all of its revenues are attributed to United States-based policyholders. The Company does not have intra-entity sales or transfers.
The Company has no single major customer representing 10% or more of its total revenues during three months ended March 31, 2025 and 2024.
14.    Subsequent Events
Management of BSHI has evaluated all events occurring after March 31, 2025 through the issuance of these consolidated financial statements and determined that there are no events requiring recognition or disclosure.

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
Non-operating expenses
Non-operating expenses represent expenses related to various transactions that we consider to be unique and non-recurring in nature, including expenses related to our initial public offering (the “IPO”) and secondary offering.
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
Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of net realized investment losses, non-operating expenses, foreign exchange (gains) losses, and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted net income to net income, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
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

Results of Operations
Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$174,848	$138,433	$36,415	26.3%
Ceded written premiums	(58,079)	(47,580)	(10,499)	22.1%
Net written premiums	$116,769	$90,853	$25,916	28.5%

Revenues
Net earned premiums	$109,816	$82,981	$26,835	32.3%
Net investment income	12,559	7,660	4,899	64.0%
Net realized investment losses	(4)	—	(4)	NM
Other insurance-related income	345	31	314	1012.9%
Total revenues	122,716	90,672	32,044	35.3%

Expenses
Net losses and loss adjustment expenses	73,427	54,320	19,107	35.2%
Net acquisition costs	9,796	6,521	3,275	50.2%
Operating expenses	23,937	20,522	3,415	16.6%
Non-operating expenses	110	219	(109)	(49.8)%
Warrant expense	775	—	775	NM
Credit facility interest expenses and fees	247	—	247	NM
Foreign exchange (gains) losses	(46)	34	(80)	(235.3)%
Total expenses	108,246	81,616	26,630	32.6%

Income before income taxes	14,470	9,056	5,414	59.8%
Income tax expense	(3,045)	(2,044)	(1,001)	49.0%
Net income	$11,425	$7,012	$4,413	62.9%

Key Operating and Financial Metrics:
Underwriting income(1)	$2,656	$2,856	$(200)	(7.0)%
Adjusted net income(1)	11,479	8,189	3,290	40.2%
Loss ratio	66.9%	65.5%
Expense ratio	30.4%	32.6%
Combined ratio	97.3%	98.1%
Return on equity(2)	12.0%	14.3%
Adjusted return on equity(1)(2)	12.1%	16.7%
Diluted earnings per share	$0.34	$0.29
Diluted adjusted earnings per share(1)	$0.34	$0.34
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the three months ended March 31, 2025 and 2024, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	% of Total	2024	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$122,314	70.0%	$91,498	66.1%	$30,816	33.7%
Professional Liability	26,000	14.8%	25,282	18.3%	718	2.8%
Healthcare Liability	23,788	13.6%	21,653	15.6%	2,135	9.9%
Baleen Specialty	2,746	1.6%	—	—%	2,746	NM
Gross written premiums	$174,848	100.0%	$138,433	100.0%	$36,415	26.3%
__________________
NM - Percentage change is not meaningful.

Gross written premiums increased $36.4 million, or 26.3%, to $174.8 million for the three months ended March 31, 2025 from $138.4 million for the three months ended March 31, 2024. The increase in gross written premiums was driven by renewals and the continued growth in our platform across all four divisions. For the three months ended March 31, 2025 and 2024, E&S business made up 76.3% and 75.0% of gross written premiums, respectively, while admitted business made up 23.7% and 25.0%, respectively. The 1.3 point increase in the proportion of E&S business written was driven by the Casualty division, where policies are primarily written on an E&S basis.
Net written premiums increased $25.9 million, or 28.5%, to $116.8 million for the three months ended March 31, 2025 from $90.9 million for the three months ended March 31, 2024. The higher 28.5% increase in net written premiums compared to the 26.3% increase in gross written premiums is primarily due to the reduction in premiums ceded to our excess of loss reinsurance treaty. This reduction was driven by the decrease in average limits deployed in our Casualty division during the quarter, which reduced the amount of gross premiums subject to our excess of loss reinsurance treaty, as well as the decrease in our excess of loss treaty from 65.0% to 60.1%.
Net earned premiums increased $26.8 million, or 32.3%, to $109.8 million for the three months ended March 31, 2025 from $83.0 million for the three months ended March 31, 2024. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.
Loss Ratio
The following table summarizes the components of our loss ratio for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$72,983	66.5%	$54,320	65.5%
Prior accident year reserve development	444	0.4%	—	—%
Total	$73,427	66.9%	$54,320	65.5%

Our loss ratio was 66.9% for the three months ended March 31, 2025 compared to 65.5% for the three months ended March 31, 2024, or an increase of 1.4 points, driven by a 0.4 point increase due to prior accident year reserve development and a 1.0 point increase in our current accident loss ratio.
The 0.4 point prior accident year reserve development was driven by expected loss ratios applied to audit premiums being fully earned in the quarter but associated with prior accident years.
The 1.0 point increase in our current accident year loss ratio was driven by changes in our portfolio mix. During the three months ended March 31, 2025, our Casualty division, which has comparatively higher current accident year industry loss ratios, comprised a larger proportion of our portfolio compared to the prior period.
Expense Ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Expenses	% of Net Earned Premium	Expenses	% of Net Earned Premium
	($ in thousands, except percentages)
Net acquisition costs	$9,796	8.9%	$6,521	7.9%
Operating expenses	23,937	21.8%	20,522	24.7%
Less: Other insurance-related income	(345)	(0.3)%	(31)	—%
Total expense ratio	$33,388	30.4%	$27,012	32.6%
Our expense ratio was 30.4% for the three months ended March 31, 2025 compared to 32.6% for the three months ended March 31, 2024, which was a decrease of 2.2 points. The decrease in our expense ratio was primarily driven by the 2.9 point decrease in our operating expenses ratio, which was partially offset by the 1.0 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses.
The increase in our net acquisition costs ratio was driven by the increase in earned broker commissions due to changes in our portfolio mix, as well as the reduction in earned ceding commissions in our ceded reinsurance treaties. Gross acquisition costs as a percentage of gross earned premiums was 15.9% for the three months ended March 31, 2025 compared to 15.3% for the three months ended March 31, 2024, and ceded earned commissions as a percentage of ceded earned premium was 29.0% for the three months ended March 31, 2025 and 2024.
Combined Ratio
The combined ratio was 97.3% for the three months ended March 31, 2025, compared to 98.1% for the three months ended March 31, 2024. The 0.8 point decrease was due to the 2.2 point decrease in our expense ratio, partially offset by the 1.4 point increase in our loss ratio.

Return on Equity(1)
Return on equity was 12.0% for the three months ended March 31, 2025, compared to 14.3% for the three months ended March 31, 2024. The 2.3 point decrease was primarily driven by the $190.1 million increase in mezzanine equity and stockholders’ equity, mainly due to the $131.0 million of net proceeds received from the IPO and net income in 2024, partially offset by the 62.9% increase in net income in the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Investing Results
Net investment income increased $4.9 million to $12.6 million for the three months ended March 31, 2025 from $7.7 million for the three months ended March 31, 2024. The increase in net investment income is primarily due to a higher average balance of investments during the three months ended March 31, 2025, and higher yields on invested assets.

Income Tax Expense
Income tax expense was $3.0 million for the three months ended March 31, 2025, compared to $2.0 million for the three months ended March 31, 2024. Our effective tax rate was 21.0% for the three months ended March 31, 2025, compared to 22.5% for the three months ended March 31, 2024. The effective tax rate approximates the statutory tax rate of 21.0% primarily due to expected excess tax benefits on the vesting of stock-based compensation offsetting state taxes and non-deductible expenses.

__________________
(1)     For the three months ended March 31, 2025 and 2024, net income is annualized to arrive at return on equity.

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
Underwriting income for the three months ended March 31, 2025 and 2024 reconciles to income before income taxes as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Income before income taxes	$14,470	$9,056
Adjustments:
Net investment income	(12,559)	(7,660)
Net realized investment losses	4	—
Other insurance-related income	(345)	(31)
Non-operating expenses	110	219
Warrant expense	775	—
Credit facility interest expenses and fees	247	—
Foreign exchange (gains) losses	(46)	34
Strategic initiatives(1)	—	1,238
Underwriting income	$2,656	$2,856
__________________
(1)Strategic initiatives for the three months ended March 31, 2024 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.

Adjusted Net Income
We define adjusted net income as net income excluding the impact of net realized investment losses, non-operating expenses, foreign exchange (gains) losses, and certain strategic initiatives. Adjusted net income excludes the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the estimated tax rate at which we received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with U.S. GAAP, and other companies may define adjusted net income differently.
Adjusted net income for the three months ended March 31, 2025 and 2024 reconciles to net income as follows:

	Three Months Ended March 31,
	2025		2024
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$14,470	$11,425	$9,056	$7,012
Adjustments:
Net realized investment losses	4	4	—	—
Non-operating expenses	110	110	219	219
Foreign exchange (gains) losses	(46)	(46)	34	34
Strategic initiatives(1)	—	—	1,238	1,238
Tax impact	—	(14)	—	(313)
Adjusted net income	$14,538	$11,479	$10,547	$8,189
_________________
(1)Strategic initiatives for the three months ended March 31, 2024 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.
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
Adjusted return on equity for the three months ended March 31, 2025 and 2024 reconciles to return on equity as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$45,916	$32,757
Denominator: Average mezzanine equity and stockholders' equity	380,903	196,657
Adjusted return on equity	12.1%	16.7%
_______________
(1)    For the three months ended March 31, 2025 and 2024, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Diluted Adjusted Earnings per Share
We define diluted adjusted earnings per share as adjusted net income divided by the weighted average common shares outstanding for the period, reflecting the dilution that may occur if equity based awards are converted into common stock equivalents as calculated using the treasury stock method. We use diluted adjusted earnings per share as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Diluted adjusted earnings per share should not be viewed as a substitute for diluted earnings per share calculated in accordance with U.S. GAAP, and other companies may define diluted adjusted earnings per shares differently.
Diluted adjusted earnings per share for the three months ended March 31, 2025 and 2024 reconciles to diluted earnings per share as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$11,479	$8,189
Denominator: Diluted weighted average shares outstanding	33,711,924	24,000,000
Diluted adjusted earnings per share	$0.34	$0.34

Liquidity and Capital Resources
Sources and Uses of Funds
BSHI is organized as a Delaware holding company with our operations primarily conducted by our wholly-owned insurance company subsidiary, BICI, domiciled in the State of Wisconsin, BSUI, our wholly-owned managing general agency, and Bowhead Underwriting Services, Inc. (“BUSI”), our wholly-owned services company subsidiary.
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
As of March 31, 2025, our holding company had $20.8 million in cash and investments. We believe we have sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for at least the next 12 months.
Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a Facility in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of March 31, 2025. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the Facility.
As of March 31, 2025, we did not have any borrowings outstanding under the Facility.
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
Our cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Net cash provided by operating activities	$47,722	$41,910
Net cash used in investing activities	(146,329)	(79,122)
Net cash provided by financing activities	—	2,839
Net change in cash, cash equivalents and restricted cash	$(98,607)	$(34,373)
The increase in cash provided by operating activities in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the growth in our business operations compared to the timing of claim payments and subsequent reinsurance recoveries, which occur later than cash collections on premiums.

For the three months ended March 31, 2025, net cash used in investing activities was $146.3 million due to growth in our business operations. For the three months ended March 31, 2025, funds from operations were used to purchase fixed maturity securities of $250.5 million. During the three months ended March 31, 2025, we received proceeds of $105.4 million from sales and maturities of fixed maturity securities. Net cash used in investing activities also includes purchases of property and equipment of $1.2 million.
For the three months ended March 31, 2024, net cash used in investing activities was $79.1 million. For the three months ended March 31, 2024, funds from operations were used to purchase fixed maturity securities of $93.7 million. During the three months ended March 31, 2024, we received proceeds of $15.3 million from sales and maturities of fixed maturity securities. Net cash used in investing activities also includes purchases of property and equipment of $0.8 million.
For the three months ended March 31, 2025, net cash provided by financing activities was nil, and for the three months ended March 31, 2024, net cash provided by financing activities was $2.8 million, which reflected capital contributions from BIHL.
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
As of March 31, 2025, we had the following significant reinsurance programs:
•For all lines, except Cyber, we use a quota share reinsurance treaty, where 25.0% of the exposure is ceded to reinsurers, and an excess of loss reinsurance treaty, which cedes 60.1% of losses in excess of $5 million up to $15 million to our reinsurers.
•Cyber, as a specialized line of business, is placed under a separate quota share structure, where we cede 60.0% of the exposure to reinsurers. There is no separate excess of loss reinsurance program for our Cyber line of business.
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

Our reinsurance treaties typically have 12- or 18-month terms. While we intend to renew on similar terms as expiring to maintain our desired level of net risk appetite, during each renewal cycle, we may change our coverage terms or the composition of our reinsurance panel. Currently, the quota share reinsurance treaty for Cyber generally renews on January 1 while the remainder of our reinsurance treaties renew on May 1.
All reinsurance involves credit risk, since we maintain the direct obligation to pay losses incurred by our policyholders up to our policy limits. Accordingly, when selecting our reinsurers, a potential reinsurer’s financial strength is the paramount consideration. All of our reinsurance business is placed with reinsurers that have an A.M. Best rating of “A” (Excellent) or better. As of March 31, 2025, we have an allowance for credit losses of $0.2 million for our reinsurance balance.
The following table summarizes our top five reinsurers, their A.M. Best financial strength rating and percent of our total reinsurance recoverable as of March 31, 2025:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	29.9%
Endurance Assurance Corporation	A+	23.6%
Markel Global Reinsurance Company	A	20.6%
Ascot Bermuda Limited	A	8.4%
American Family Connect Property and Casualty Insurance Company	A	7.6%
All other reinsurers	At least A	9.9%
Total		100.0%
Contractual Obligations and Commitments
We have entered into software service agreements that have purchase obligations depending on the amount of premiums written. At March 31, 2025, the fixed and determinable portion of these purchase obligations were approximately $6.9 million for the years 2025 - 2029. The obligations may increase depending on the amount of premium written by the Company over the respective years.
We have entered into a sublease agreement for our office in New York and a lease agreement for our office in Chicago. On December 1, 2024, the company exercised its option to extend the Chicago lease, which will expire on August 31, 2028, with a renewal option to extend. These leases are classified as operating leases. These leases expire in December 2027 and August 2028, respectively. Although the Chicago operating lease agreement contains an option to extend the length of the lease term, the Company is not reasonably certain it will exercise this option. As of March 31, 2025, the discounted operating lease liability was $4.0 million.
Financial Condition
Mezzanine equity and stockholders’ equity
As of March 31, 2025, total mezzanine equity and stockholders’ equity was $391.4 million compared to $370.4 million as of December 31, 2024. The $21.0 million increase was primarily due to net income generated during the period, a decrease in unrealized losses on available for sale investments, net of taxes, and net activity related to stock-based compensation plans.
Dividend declarations
We did not declare any dividends during the three months ended March 31, 2025 or the year ended December 31, 2024.

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
As of March 31, 2025, the majority of our investment portfolio, or $1,034.8 million, was comprised of fixed maturity securities that are classified as available for sale and carried at fair value with unrealized gains (losses) recognized in accumulated other comprehensive loss within our Condensed Consolidated Balance Sheets. Also included in our investment portfolio were $10.0 million of short-term investments. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 2.8 years and an average rating of “AA” at March 31, 2025. Our fixed income investment portfolio had a book yield of 4.7% and a market yield of 4.8% as of March 31, 2025, compared to 4.6% and 4.9%, respectively, as of December 31, 2024.
As of March 31, 2025 and December 31, 2024, the amortized cost and estimated fair value of our fixed maturity, and short-term investments were as follows:

As of March 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$145,183	$145,411	13.8%
State and municipal	84,466	80,583	7.7%
Commercial mortgage-backed securities	92,506	92,519	8.9%
Residential mortgage-backed securities	226,648	224,409	21.5%
Asset-backed securities	129,684	129,659	12.4%
Corporate	361,092	362,256	34.7%
Total fixed maturity securities	$1,039,579	$1,034,837	99.0%
Short-term investments	9,984	9,999	1.0%
Total investments	$1,049,563	$1,044,836	100.0%

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$204,205	$204,412	23.0%
State and municipal	73,289	67,784	7.6%
Commercial mortgage-backed securities	83,029	82,438	9.3%
Residential mortgage-backed securities	197,589	192,103	21.6%
Asset-backed securities	121,155	120,577	13.5%
Corporate	214,878	212,675	23.9%
Total fixed maturity securities	$894,145	$879,989	98.9%
Short-term investments	9,961	9,997	1.1%
Total investments	$904,106	$889,986	100.0%
The table below summarizes the credit quality of our fixed maturity securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$282,376	27.3%	$247,433	28.1%
AA	363,359	35.1%	385,358	43.8%
A	286,470	27.7%	178,775	20.3%
BBB	102,632	9.9%	68,423	7.8%
Total	$1,034,837	100.0%	$879,989	100.0%
As of March 31, 2025 and December 31, 2024, the amortized cost and estimated fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity were as follows:

As of March 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$117,974	$117,966	11.4%
Due after one year through five years	252,815	251,418	24.3%
Due after five years through ten years	175,774	176,037	17.0%
Due after ten years	44,178	42,829	4.1%
	590,741	588,250	56.8%
Commercial mortgage-backed securities	92,506	92,519	8.9%
Residential mortgage-backed securities	226,648	224,409	21.8%
Asset-backed securities	129,684	129,659	12.5%
Total	$1,039,579	$1,034,837	100.0%

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$206,764	$206,721	23.5%
Due after one year through five years	208,179	205,012	23.3%
Due after five years through ten years	45,230	43,199	4.9%
Due after ten years	32,199	29,939	3.4%
	492,372	484,871	55.1%
Commercial mortgage-backed securities	83,029	82,438	9.4%
Residential mortgage-backed securities	197,589	192,103	21.8%
Asset-backed securities	121,155	120,577	13.7%
Total	$894,145	$879,989	100.0%
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
The fair value of our restricted assets were as follows:

	March 31, 2025	December 31, 2024
	($ in thousands)
Restricted investments	$636,868	$494,829
Restricted cash and cash equivalents	35,401	124,582
Total restricted assets	$672,269	$619,411
Critical Accounting Policies and Estimates
We identified the following accounting estimates as critical to the understanding of our financial position and results of operations:
•reserve for losses and loss adjustment expenses;
•reinsurance recoverable;
•fair value measurements of financial assets and liabilities; and
•deferred income tax.

Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our accounting policies, see Note 1, “Nature of Operations and Significant Accounting Policies,” in our condensed consolidated financial statements.
Reserve for Losses and Loss Adjustment Expenses
Reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount our reserves for losses to reflect estimated present value. We estimate the reserves using individual case-basis valuations of reported claims and various actuarial procedures. Those estimates are based on our historical information, industry and peer group information and our estimates of future trends in variable factors such as loss severity, loss frequency and other factors such as inflation. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Additionally, during the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and loss adjustment expenses may vary significantly from the estimate included in our condensed consolidated financial statements.
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
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$94,407	11.2%	$62,135	11.0%
IBNR	750,817	88.8%	504,301	89.0%
Total reserves	$845,224	100.0%	$566,436	100.0%

	As of December 31, 2024
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$71,420	9.4%	$47,378	9.3%
IBNR	685,439	90.6%	462,566	90.7%
Total reserves	$756,859	100.0%	$509,944	100.0%

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

The table below quantifies the impact of potential reserve deviations from our carried reserve as of March 31, 2025 and December 31, 2024. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses by underwriting division below. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact as of March 31, 2025
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$351,297	$377,644	$(26,347)	$(20,814)	$324,950	$26,347	$20,814
Professional Liability	128,369	137,997	(9,628)	(7,606)	118,741	9,628	7,606
Healthcare Liability	86,262	92,732	(6,470)	(5,111)	79,793	6,470	5,111
Baleen Specialty	508	546	(38)	(30)	470	38	30

	Potential Impact as of December 31, 2024
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$311,115	$334,449	$(23,334)	$(18,434)	$287,781	$23,334	$18,434
Professional Liability	119,741	128,722	(8,981)	(7,095)	110,760	8,981	7,095
Healthcare Liability	78,925	84,844	(5,919)	(4,676)	73,006	5,919	4,676
Baleen Specialty	163	175	(12)	(10)	151	12	10
_______________
(1)The U.S. corporate income tax rate of 21% is used to estimate the potential impact to mezzanine equity and stockholders’ equity.
The amount by which estimated losses differ from those originally reported for a period is known as “development”. Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed.
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
Deferred income taxes
We record deferred income taxes as assets or liabilities on our condensed consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates in effect for the years in which such differences are expected to reverse. Our deferred tax assets result from temporary differences primarily attributable to unearned premium reserves, unrealized losses on investments and loss reserves. Our deferred tax liabilities result primarily from deferred policy acquisition costs. We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. See Note 11, “Income Taxes” in our condensed consolidated financial statements for further discussion regarding our deferred tax assets and liabilities.
Recent Accounting Pronouncements
Refer to Note 1, “Nature of Operations and Significant Accounting Policies,” in our condensed consolidated financial statements for further discussion regarding our recent accounting pronouncements.
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
We had fixed maturity securities, short-term investments and cash and cash equivalents with a fair value of $1,092.0 million as of March 31, 2025 and $1,024.2 million as of December 31, 2024 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities, short-term investments and cash and cash equivalents to selected hypothetical changes in interest rates as of March 31, 2025 and as of December 31, 2024.

	As of March 31, 2025			As of December 31, 2024
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands, except percentages)
200 basis point increase	$1,033,047	$(58,969)	(5.4)%	$981,213	$(43,018)	(4.2)%
100 basis point increase	1,062,094	(29,921)	(2.7)%	1,002,312	(21,919)	(2.1)%
No change	1,092,015	—	—%	1,024,230	—	—%
100 basis point decrease	1,121,391	29,375	2.7%	1,046,354	22,123	2.2%
200 basis point decrease	1,149,455	57,440	5.3%	1,067,453	43,223	4.2%
Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our investment policy is designed to primarily invest in debt instruments of high credit quality issuers and to manage the amount of credit exposure with limits on particular ratings categories, limits for any one issuer and limits for sectors and regions. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of March 31, 2025, our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “ AA,” with approximately 90.6% rated “A” or better. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.
In addition, we are subject to credit risk as we cede a portion of our risks to reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. As of March 31, 2025, 100% of our reinsurance recoverables were either derived from reinsurers rated “A” (Excellent) by A.M. Best, or better.

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
Changes in internal control over financial reporting
No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than the following risk factor, there have been no material changes in our risk factors in the quarter ended March 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024
Trade relations between the United States and other countries, including the imposition of new or increased tariffs, could have an adverse effect on our insureds, business and financial results.
There continues to be significant uncertainty about the future relationship between the United States and other countries, including with respect to trade policies, treaties, government regulations, sanctions and tariffs. For example, in April 2025, the U.S. government began imposing certain global tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. Although we are continuing to evaluate the impact of these evolving developments, we cannot provide any assurance about the ultimate outcome or impact of these developments or other changes in trade policies, including the imposition of new or increased tariffs between the United States and China and other countries. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships could result in economic volatility and disruptions to businesses that we insure, as well as our investment portfolio, adversely affecting our business and financial results. While we do not operate outside of the United States and do not write property insurance, any new or increased sanctions, tariffs or other trade barriers or restrictions on global trade could adversely impact our business and financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Bowhead Specialty Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

3.2	Amended and Restated Bylaws of Bowhead Specialty Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (formatted as Inline XBRL)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

BOWHEAD SPECIALTY HOLDINGS INC.

Date: May 6, 2025	By:	/s/ Stephen Sills
	Name:	Stephen Sills
	Title:	Chief Executive Officer and President

Date: May 6, 2025	By:	/s/ Brad Mulcahey
	Name:	Brad Mulcahey
	Title:	Chief Financial Officer and Treasurer