Form 10-Q
period 2025-06-30
Bowhead Specialty Holdings Inc.
filed 2025-08-05
CIK 2002473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Number of shares of the registrant’s common stock outstanding at July 31, 2025: 32,781,565

Bowhead Specialty Holdings Inc.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
Bowhead Specialty Holdings Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost of $1,113,787 and $894,145, respectively)	$1,113,093	$879,989
Short-term investments, at amortized cost, which approximates fair value	—	9,997
Total investments	1,113,093	889,986

Cash and cash equivalents	114,816	97,476
Restricted cash and cash equivalents	51,447	124,582
Accrued investment income	9,744	7,520
Premium balances receivable	88,849	63,672
Reinsurance recoverable, net	319,423	255,072
Prepaid reinsurance premiums	171,447	152,567
Deferred policy acquisition costs	32,178	27,625
Property and equipment, net	8,883	6,845
Income taxes receivable	1,877	586
Deferred tax assets, net	19,558	20,340
Other assets	10,836	7,971
Total assets	$1,942,151	$1,654,242

Liabilities
Reserve for losses and loss adjustment expenses	$950,719	$756,859
Unearned premiums	502,378	446,850
Reinsurance balances payable	62,613	51,856
Income taxes payable	137	1,571
Accrued expenses	10,481	18,010
Other liabilities	8,011	8,654
Total liabilities	1,534,339	1,283,800

Commitments and contingencies (Note 12)

Mezzanine equity
Performance stock units	607	265

Stockholders' equity
Common stock	328	327
($0.01 par value; 400,000,000 shares authorized, 32,781,565 and 32,662,683 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively)
Additional paid-in capital	320,749	318,095
Accumulated other comprehensive loss	(548)	(11,154)
Retained earnings	86,676	62,909
Total stockholders' equity	407,205	370,177
Total mezzanine equity and stockholders' equity	407,812	370,442

Total liabilities, mezzanine equity and stockholders' equity	$1,942,151	$1,654,242
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$232,361	$175,539	$407,209	$313,971
Ceded written premiums	(83,508)	(63,486)	(141,587)	(111,066)
Net written premiums	148,853	112,053	265,622	202,905
Change in net unearned premiums	(29,716)	(21,966)	(36,668)	(29,838)
Net earned premiums	119,137	90,087	228,954	173,067

Net investment income	13,677	8,777	26,236	16,437
Net realized investment (losses) gains	(11)	2	(15)	2
Other insurance-related income	460	32	805	63
Total revenues	133,263	98,898	255,980	189,569

Expenses
Net losses and loss adjustment expenses	78,900	59,018	152,327	113,338
Net acquisition costs	11,038	7,582	20,834	14,104
Operating expenses	25,849	22,855	49,785	43,377
Non-operating expenses	437	1,481	548	1,698
Warrant expense	783	332	1,558	332
Credit facility interest expenses and fees	261	224	508	224
Foreign exchange losses (gains)	79	(4)	33	30
Total expenses	117,347	91,488	225,593	173,103

Income before income taxes	15,916	7,410	30,387	16,466

Income tax expense	(3,574)	(1,877)	(6,620)	(3,921)

Net income	$12,342	$5,533	$23,767	$12,545

Other comprehensive income
Change in unrealized loss on investments (net of income tax (expense) benefit of $(847), $6, $(2,819), $249, respectively	3,188	(21)	10,606	(937)
Total comprehensive income	$15,530	$5,512	$34,373	$11,608

Earnings per share:
Basic	$0.38	$0.20	$0.73	$0.49
Diluted	$0.36	$0.20	$0.70	$0.48

Weighted average shares outstanding:
Basic	32,721,629	27,648,869	32,692,319	25,824,434
Diluted	34,045,961	27,771,108	33,885,414	25,885,554
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
(In thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2024	32,662,683	$327	$265		$318,095	$(11,154)	$62,909	$370,442
Net income	—	—	—		—	—	11,425	11,425
Other comprehensive income, net of tax	—	—	—		—	7,418	—	7,418
Stock-based compensation expense	—	—	144		1,159	—	—	1,303
Warrant expense	—	—	—		775	—	—	775
Balance, March 31, 2025	32,662,683	$327	$409		$320,029	$(3,736)	$74,334	$391,363
Net income	—	—	—		—	—	12,342	12,342
Other comprehensive income, net of tax	—	—	—		—	3,188	—	3,188
Stock-based compensation expense	—	—	198		1,752	—	—	1,950
Issuance of common stock under 2024 Plan	167,414	1	—		—	—	—	1
Common stock withheld for taxes	(48,532)	—	—		(1,815)	—	—	(1,815)
Warrant expense	—	—	—		783	—	—	783
Balance, June 30, 2025	32,781,565	$328	$607		$320,749	$(548)	$86,676	$407,812

	Common Stock		Mezzanine Equity		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
($ in thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2023	24,000,000	$240	$—		$178,543	$(11,372)	$24,666	$192,077
Net income	—	—	—		—	—	7,012	7,012
Other comprehensive loss, net of tax	—	—	—		—	(916)	—	(916)
Capital contribution from parent	—	—	—		2,839	—	—	2,839
Stock-based compensation expense	—	—	—		225	—	—	225
Balance, March 31, 2024	24,000,000	$240	$—		$181,607	$(12,288)	$31,678	$201,237
Net income	—	—	—		—	—	5,533	5,533
Other comprehensive loss, net of tax	—	—	—		—	(21)	—	(21)
Capital contribution from parent	—	—	—		—	—	—	—
Stock-based compensation expense	—	—	46		1,801	—	—	1,847
Warrant expense	—	—	—	—	332	—	—	332
Proceeds from initial public offering, net	8,658,823	87	—		130,896	—	—	130,983
Balance, June 30, 2024	32,658,823	$327	$46		$314,636	$(12,309)	$37,211	$339,911

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	($ in thousands)
Cash flows from operating activities:
Net income	$23,767	$12,545
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (losses) gains	15	(2)
Amortization of premium/discounts on fixed maturity securities	(680)	(2,066)
Stock‐based compensation	1,440	2,073
Depreciation and amortization	757	1,719
Non-cash lease expense	605	378
Deferred income taxes	(2,038)	(2,591)
Warrant expense	1,558	332
Net changes in operating assets and liabilities:
Accrued investment income	(2,224)	(2,068)
Premium balances receivable	(25,177)	(30,678)
Reinsurance recoverable	(64,351)	(52,636)
Prepaid reinsurance premiums	(18,880)	(17,260)
Deferred policy acquisition costs	(4,553)	(5,157)
Income taxes receivable	(1,291)	(213)
Other assets	(2,749)	(7,445)
Reserve for losses and loss expenses	193,860	156,719
Unearned premium	55,528	47,098
Reinsurance balances payable	10,757	5,327
Accrued expenses	(7,529)	(3,613)
Income taxes payable	(1,434)	(13)
Other liabilities	(679)	10,967
Net cash provided by operating activities	156,702	113,416
Net cash used in investing activities
Purchases of:
Fixed maturity securities	(374,613)	(219,832)
Short-term investments	—	(9,907)
Proceeds from the sale and maturity of:
Fixed maturity securities	154,911	56,970
Short-term investments	10,000	6,180
Purchase of property and equipment, net	(2,795)	(1,599)
Net cash used in investing activities	(212,497)	(168,188)
Net cash provided by financing activities
Capital contribution from parent	—	2,839
Proceeds from initial public offering, net	—	130,983
Net cash provided by financing activities	—	133,822
Net change in cash, cash equivalents and restricted cash	(55,795)	79,050
Cash, cash equivalents and restricted cash, beginning of period	222,058	119,768
Cash, cash equivalents and restricted cash, end of period	$166,263	$198,818
Reconciliation of restricted cash
Cash and cash equivalents	$114,816	$180,324
Restricted cash and cash equivalents	51,447	18,494
Total cash and cash equivalents and restricted cash	$166,263	$198,818
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
BSUI is party to three Managing General Agency Agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of American Family Mutual Insurance Company, S.I., (“AFMIC” and together with its wholly-owned subsidiaries, “AmFam”). AmFam beneficially owns approximately 14.3% of BSHI’s issued and outstanding common stock as of June 30, 2025. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from such brokers to BSUI. Through these MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a ceding fee on net premiums assumed by BICI (“Ceding Fee”). BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
The Company has not adopted any new accounting standards during the three and six months ended June 30, 2025.
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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2.Investments
The following table summarizes the amortized cost and fair value of the Company’s fixed maturity securities, all of which are classified as available for sale:

		Gross Unrealized
As of June 30, 2025	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$155,229	$196	$(48)	$155,377
State and municipal	102,297	404	(3,882)	98,819
Commercial mortgage-backed securities	96,437	1,201	(673)	96,965
Residential mortgage-backed securities	256,073	2,246	(4,424)	253,895
Asset-backed securities	123,230	675	(388)	123,517
Corporate	380,521	5,030	(1,031)	384,520
Total	$1,113,787	$9,752	$(10,446)	$1,113,093

		Gross Unrealized
As of December 31, 2024	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$204,205	$315	$(108)	$204,412
State and municipal	73,289	—	(5,505)	67,784
Commercial mortgage-backed securities	83,029	349	(940)	82,438
Residential mortgage-backed securities	197,589	649	(6,135)	192,103
Asset-backed securities	121,155	259	(837)	120,577
Corporate	214,878	238	(2,441)	212,675
Total	$894,145	$1,810	(15,966)	$879,989
a)Contractual Maturity of Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities at June 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

As of June 30, 2025	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$172,367	$172,336
Due after one year through five years	321,012	322,723
Due after five years through ten years	84,935	85,034
Due after ten years	59,733	58,623
	638,047	638,716
Commercial mortgage-backed securities	96,437	96,965
Residential mortgage-backed securities	256,073	253,895
Asset-backed securities	123,230	123,517
Total	$1,113,787	$1,113,093

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2024	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$206,764	$206,721
Due after one year through five years	208,179	205,012
Due after five years through ten years	45,230	43,199
Due after ten years	32,199	29,939
	492,372	484,871
Commercial mortgage-backed securities	83,029	82,438
Residential mortgage-backed securities	197,589	192,103
Asset-backed securities	121,155	120,577
Total	$894,145	$879,989
b)Net Investment Income
The components of net investment income were derived from the following sources:

	Three Months Ended June 30,
	2025	2024
	($ in thousands)
U.S. government and government agency	$1,633	$3,836
State and municipal	876	388
Commercial mortgage-backed securities	1,267	468
Residential mortgage-backed securities	3,129	1,920
Asset-backed securities	1,569	(33)
Corporate	4,244	1,071
Short-term investments	86	103
Cash and cash equivalents	1,154	1,204
Gross investment income	13,958	8,957
Investment expenses	(281)	(180)
Net investment income	$13,677	$8,777

	Six Months Ended June 30,
	2025	2024
	($ in thousands)
U.S. government and government agency	$3,478	$7,523
State and municipal	1,564	775
Commercial mortgage-backed securities	2,447	842
Residential mortgage-backed securities	5,668	2,164
Asset-backed securities	3,052	1,040
Corporate	7,496	2,003
Short-term investments	214	215
Cash and cash equivalents	2,859	2,219
Gross investment income	26,778	16,781
Investment expenses	(542)	(344)
Net investment income	$26,236	$16,437

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
c)Net Realized Investment Gains (Losses)
There were $11.2 thousand and $15.2 thousand of net realized investment losses for the three and six months ended June 30, 2025, respectively, and $1.9 thousand of net realized investment gains for the same periods ended June 30, 2024 from the sale of investments.
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
The following table summarizes the value of the Company’s restricted assets disclosed in the Condensed Consolidated Balance Sheets:

As of	June 30, 2025	December 31, 2024
	($ in thousands)
U.S. government and government agency	$80,245	$97,130
State and municipal	63,266	33,842
Commercial mortgage-backed securities	61,899	50,504
Residential mortgage-backed securities	166,913	115,323
Asset-backed securities	70,004	63,197
Corporate	249,218	124,836
Restricted fixed maturity securities	691,545	484,832
Restricted short-term investments	—	9,997
Restricted cash and cash equivalents	51,447	124,582
Restricted assets	$742,992	$619,411
e)Gross Unrealized Losses
The following table summarizes available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
As of June 30, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$70,079	$(48)	$—	$—	$70,079	$(48)
State and municipal	14,240	(119)	46,107	(3,763)	60,347	(3,882)
Commercial mortgage-backed securities	4,919	(12)	7,043	(661)	11,962	(673)
Residential mortgage-backed securities	37,465	(336)	28,947	(4,088)	66,412	(4,424)
Asset-backed securities	45,223	(187)	7,275	(201)	52,498	(388)
Corporate	33,453	(72)	29,864	(959)	63,317	(1,031)
Total	$205,379	$(774)	$119,236	$(9,672)	$324,615	$(10,446)

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$55,237	$(108)	$—	$—	$55,237	$(108)
State and municipal	22,011	(566)	45,773	(4,939)	67,784	(5,505)
Commercial mortgage-backed securities	16,579	(112)	13,087	(828)	29,666	(940)
Residential mortgage-backed securities	100,817	(1,244)	29,879	(4,891)	130,696	(6,135)
Asset-backed securities	42,543	(472)	9,420	(365)	51,963	(837)
Corporate	118,237	(811)	43,125	(1,630)	161,362	(2,441)
Total	$355,424	$(3,313)	$141,284	$(12,653)	$496,708	$(15,966)
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
The fair values of short-term investments approximate their carrying values due to their short-term maturity.
The following table presents the Company’s investments measured at fair value by level:

As of June 30, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$155,377	$—	$—	$155,377
State and municipal	—	98,819	—	98,819
Commercial mortgage-backed securities	—	96,965	—	96,965
Residential mortgage-backed securities	—	253,895	—	253,895
Asset-backed securities	—	123,517	—	123,517
Corporate	—	384,520	—	384,520
Total fixed maturity securities	155,377	957,716	—	1,113,093
Short-term investments	—	—	—	—
Total investments	$155,377	$957,716	$—	$1,113,093

As of December 31, 2024	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$204,412	$—	$—	$204,412
State and municipal	—	67,784	—	67,784
Commercial mortgage-backed securities	—	82,438	—	82,438
Residential mortgage-backed securities	—	192,103	—	192,103
Asset-backed securities	—	120,577	—	120,577
Corporate	—	212,675	—	212,675
Total fixed maturity securities	204,412	675,577	—	879,989
Short-term investments	9,997	—	—	9,997
Total investments	$214,409	$675,577	$—	$889,986

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4.Reserve for Losses and Loss Adjustment Expenses
The table below provides a reconciliation of the beginning and ending reserve balances for the six months ended June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
	($ in thousands)
Gross reserves for losses and loss adjustment expenses, beginning of year	$756,859	$431,186
Reinsurance recoverable on unpaid losses, beginning of year	246,915	136,273
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$509,944	$294,913

Net incurred losses and loss adjustment expenses related to:
Current accident year	151,768	113,338
Prior accident years	559	—
	152,327	113,338
Net paid losses and loss adjustment expenses related to:
Current accident year	1,547	874
Prior accident years	26,690	9,502
	28,237	10,376

Net reserves for unpaid losses and loss adjustment expenses, end of period	$634,034	$397,875
Reinsurance recoverable on unpaid losses, end of period	316,685	190,030
Gross reserves for losses and loss adjustment expenses, end of period	$950,719	$587,905
During the six months ended June 30, 2025 and 2024, there was a $0.6 million and nil increase in prior accident year losses, respectively. The $0.6 million increase in prior accident year losses was driven by expected loss ratios applied to audit premiums earned in the period but associated with prior accident years. This development was not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
5.Premiums and Reinsurance Related Information
The following table summarizes the effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses:

Three Months Ended June 30, 2025	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$232,361	$182,808	$119,718
Ceded	(83,508)	(63,671)	(40,818)
Net	$148,853	$119,137	$78,900

Three Months Ended June 30, 2024	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$175,539	$139,015	$87,927
Ceded	(63,486)	(48,928)	(28,909)
Net	$112,053	$90,087	$59,018

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2025	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$407,209	$351,661	$231,264
Ceded	(141,587)	(122,707)	(78,937)
Net	$265,622	$228,954	$152,327

Six Months Ended June 30, 2024	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$313,971	$266,873	$169,206
Ceded	(111,066)	(93,806)	(55,868)
Net	$202,905	$173,067	$113,338
All assumed amounts are assumed through the AmFam Quota Share Agreement as described in Note 10.
For the three months ended June 30, 2025 and 2024, Bowhead ceded $9.5 million and $7.1 million of written premium, $7.3 million and $4.9 million of earned premium and $6.4 million and $2.9 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
For the six months ended June 30, 2025 and 2024, Bowhead ceded $16.3 million and $11.9 million of written premium, $14.0 million and $9.4 million of earned premium and $9.1 million and $5.6 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
The following table summarizes reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:

As of	June 30, 2025	December 31, 2024
	($ in thousands)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$316,685	$246,915
Reinsurance recoverable on paid losses and loss adjustment expenses	2,921	8,157
Allowance for credit losses	(183)	—
Reinsurance recoverable, net	$319,423	$255,072
The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of June 30, 2025 and December 31, 2024:

Reinsurer	A.M. Best Rating	June 30, 2025	December 31, 2024
Renaissance Reinsurance U.S. Inc	A+	30.1%	29.8%
Endurance Assurance Corporation	A+	23.8%	23.8%
Markel Global Reinsurance Company	A	19.6%	20.8%
American Family Connect Property and Casualty Insurance Company	A	8.5%	7.5%
Ascot Bermuda Limited	A	8.1%	9.4%
All other reinsurers	At least A	9.9%	8.7%
Total		100.0%	100.0%
As of June 30, 2025 and December 31, 2024, $27.2 million and $19.2 million, respectively, of the Company’s reinsurance recoverable balance is with a subsidiary of AmFam.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
6.Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of June 30, 2025. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the Facility.
Interest on the Facility is based on a floating rate indexed to either (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, (ii) the greater of (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum and (c) the adjusted term SOFR rate for a one-month interest period plus 1% per annum, plus an applicable rate, or (iii) the adjusted daily simple SOFR plus an applicable rate. As of June 30, 2025, the Company did not have any borrowings outstanding under the Facility.
The Company had unamortized deferred financing fees related to the Facility of $1.1 million as of June 30, 2025, and recognized amortization expenses for deferred financing fees of $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.
7.Stockholders' Equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share and 100,000,000 shares of preferred stock, par value $0.01 per share.
Bowhead Insurance Holding L.P. Contribution
Prior to our initial public offering (“IPO”), BSHI was wholly-owned by Bowhead Insurance Holding LP, a Delaware limited partnership (“BIHL”). Following the IPO, the shares of our common stock held by BIHL were either distributed to BIHL’s limited partners or sold in a secondary offering of our common stock on October 25, 2024. Following October 25, 2024, BIHL was no longer a holder of our common stock.
During the three months ended June 30, 2025 and 2024, BIHL contributed additional paid-in capital of nil and $1.4 million, respectively, to the Company without issuing additional shares.
During the six months ended June 30, 2025 and 2024, BIHL contributed additional paid-in capital of nil and $4.5 million, respectively, to the Company without issuing additional shares.
Public Offerings
On May 23, 2024, the Company completed an upsized IPO with the sale and issuance of 8,658,823 shares of its common stock at a price of $17.00 per share. The Company received net proceeds from the offering of $131.0 million.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
8.Stock-Based Compensation
2024 Plan
On May 22, 2024, the Company's Board of Directors (the “Board”) approved and adopted the the Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (“2024 Plan”), which provides for the grant of stock options (including ISOs and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), other stock-based awards, stock bonuses, cash awards and substitute awards.
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
The Board approved the grant of RSUs to the Company’s employees and certain Board directors, and PSUs to its Chief Executive Officer (“CEO”). As of June 30, 2025, 1,214,249 shares of common stock were granted and unvested under the 2024 Plan.
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
The following table provides a summary of RSU activities during the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2024	763,415	$17.19
Granted	461,972	31.40
Vested	(167,414)	17.00
Forfeited	(40,661)	19.47
Granted and unvested at June 30, 2025	1,017,312	$23.58
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.
The Company recognized compensation costs associated with the RSUs of $1.8 million and $2.9 million for the three and six months ended June 30, 2025, respectively, compared to $0.4 million for the same periods in 2024.
As of June 30, 2025, total unrecognized compensation cost for the RSUs was $21.7 million and the weighted average period over which the cost is expected to be recognized is approximately 3.2 years.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Performance Stock Units
On May 22, 2024, the Board approved the grant of 129,411 performance stock units (“PSUs”) to the Company’s CEO. The grant-date fair value of the PSUs, which was valued based on a Monte Carlo simulation model, was $10.04 per share. The PSUs include both a service and a market condition, and may be settled in cash upon the occurrence of an event that is outside of the Company’s control. The vesting of the PSUs are contingent upon the CEO’s continuous employment and service to the Company through the third anniversary of the date of grant, or May 22, 2027. The number of PSUs earned, which range from 0 - 125% of the PSUs granted, are based on the achievement of certain compounded annual growth rate milestones of BSHI’s common stock compared its IPO price of $17.00 per share for any 20 business day period between the second and third anniversaries of the grant date.
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
The following table provides a summary of PSU activity during the six months ended June 30, 2025:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2024	129,411	$10.04
Granted	67,526	16.09
Vested	—	—
Forfeited	—	—
Granted and unvested at June 30, 2025	196,937	$12.11
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
The Company recognized compensation costs associated with the PSUs of $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, compared to $46.3 thousand for the same periods in 2024.
As of June 30, 2025, total unrecognized compensation cost for the PSUs was $1.8 million and the weighted average period over which the cost is expected to be recognized is approximately 2.2 years.

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
As of June 30, 2025, 334,144 Warrants have vested, but none have been exercised.
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
The Company recognized compensation costs associated with the Warrants of $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively, compared to $0.3 million for the same periods in 2024. As of June 30, 2025, total unrecognized compensation cost for the Warrants were $12.3 million.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
9.Earnings Per Share
The following table provides the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands, except share and per share data)
Numerator
Net income	$12,342	$5,533	$23,767	$12,545

Denominator
Basic weighted average shares outstanding	32,721,629	27,648,869	32,692,319	25,824,434
Effect of dilutive awards:
Restricted stock units	540,287	87,916	501,387	43,958
Performance stock units	184,787	34,323	165,041	17,162
Warrants(1)	599,258	—	526,667	—
Diluted weighted average shares outstanding	34,045,961	27,771,108	33,885,414	25,885,554

Earnings per share
Basic	$0.38	$0.20	$0.73	$0.49
Diluted	$0.36	$0.20	$0.70	$0.48
__________________
(1)As of June 30, 2025 and 2024, there were nil and 1,670,721 anti-dilutive award, respectively, that were excluded from the calculation of diluted weighted-average shares outstanding.

10.Related Party Transactions
Prior to the IPO, BSHI received capital contributions from BIHL up to the amount committed by BIHL’s limited partners, Gallatin Point, AMFIC, members of Bowhead’s management and other minority investors. Effective December 3, 2024, BIHL was dissolved. As of June 30, 2025, BIHL contributed $183.3 million into the Company, of which nil and $1.4 million were contributed in the three months ended June 30, 2025 and 2024, respectively, and of which nil and $4.5 million were contributed in the six months ended June 30, 2025 and 2024, respectively.
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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended June 30, 2025 and 2024, Bowhead incurred $3.0 million and $2.0 million of ceding fees under the AmFam Quota Share Agreement, respectively, and ceded $9.5 million and $7.1 million of written premiums to AmFam under the ceded reinsurance treaties described above, respectively.
For the six months ended June 30, 2025 and 2024, Bowhead incurred $5.4 million and $3.8 million of ceding fees under the AmFam Quota Share Agreement, respectively, and ceded $16.3 million and $11.9 million of written premiums to AmFam under these ceded reinsurance treaties described above, respectively.
11.Income Taxes
The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. For the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $3.6 million and $1.9 million, respectively. The effective tax rate was approximately 22.5% for the three months ended June 30, 2025, compared to 25.3% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and expected excess tax benefits on the vesting of stock-based compensation. The effective tax rate for the three months ended June 30, 2024 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and the current period impact from a change of estimate in the prior year.
For the six months ended June 30, 2025 and 2024, the Company recorded income tax expense of $6.6 million and $3.9 million, respectively. The effective tax rate was approximately 21.8% for the six months ended June 30, 2025 compared to 23.8% for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and expected excess tax benefits on the vesting of stock-based compensation. The effective tax rate for the six months ended June 30, 2024 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and the current period impact from a change of estimate in the prior year.
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
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments, other than cash and cash equivalents and investments in U.S. government and government agency securities, in excess of 10% of the Company’s mezzanine equity and stockholders’ equity at June 30, 2025 and December 31, 2024.
Premium Balances Receivable
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations relating to the payments of premium balances owed to the Company.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the brokers that make up more than 10% of the Company’s gross written premium for the six months ended June 30, 2025 and 2024:

Six Months Ended June 30,	2025	2024
AmWINS Group, Inc.	28.1%	24.5%
Ryan Specialty Group Holdings, Inc.	22.8%	26.0%
Marsh & McLennan Companies	14.3%	11.5%
CRC Insurance Services, Inc.	11.2%	9.4%
For the six months ended June 30, 2025 and 2024, the Company recorded an allowance for uncollectible premiums of nil in both periods.
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
At June 30, 2025 and December 31, 2024, 100% of the Company’s reinsurers are rated “A” (Excellent) or better by A.M. Best. At June 30, 2025, the three largest balances by reinsurer accounted for 30.1%, 23.8%, and 19.6% of the Company’s reinsurance recoverable balance and at December 31, 2024, the three largest balances by reinsurer accounted for 29.8%, 23.8%, and 20.8% of the Company’s reinsurance recoverable balance. At June 30, 2025 and December 31, 2024, our allowance for uncollectible reinsurance was $0.2 million and nil, respectively. Refer to Note 5 for further information.
b)Purchase Obligations
The Company has entered into certain agreements in which the Company is committed to purchase services, primarily related to software service contracts. The fixed and determinable portion of such purchase obligations was approximately $6.9 million due for the years 2025 - 2029 at June 30, 2025. The obligations will increase depending on the amount of premium written by the Company over the respective years.
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
d)Other
The Company has incurred certain employment taxes, penalties and interests related to the employment taxes for an employee domiciled in the United Kingdom since 2021. The Company accrued approximately $1.5 million as of June 30, 2025 and December 31, 2024, which represents its best estimate of such taxes, interest, and penalties.

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
The following table presents revenues by underwriting division for the three months ended June 30, 2025 and 2024:

Three Months Ended June 30,	2025	2024
	($ in thousands)
Casualty	$99,736	$76,350
Professional Liability	31,223	24,432
Healthcare Liability	15,377	11,271
Baleen Specialty	2,517	—
Net written premiums	$148,853	$112,053
The following table presents revenues by underwriting division for the six months ended June 30, 2025 and 2024:

Six Months Ended June 30,	2025	2024
	($ in thousands)
Casualty	$182,339	$138,789
Professional Liability	47,182	38,805
Healthcare Liability	31,524	25,311
Baleen Specialty	4,577	—
Net written premiums	$265,622	$202,905
The Company’s operations and assets are located entirely within the United States, and all of its revenues are attributed to United States-based policyholders. The Company does not have intra-entity sales or transfers.
The Company has no single major customer representing 10% or more of its total revenues during six months ended June 30, 2025 and 2024.
14.    Subsequent Events
Management of BSHI has evaluated all events occurring after June 30, 2025 through the issuance of these consolidated financial statements to determine whether any event required either recognition or disclosure in the financial statements.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On July 4, 2025, the “One Big Beautiful Bill” was signed into law, enacting significant changes to the federal tax code and other regulatory provisions that may affect the Company. The Company is currently evaluating the legislation and its potential impact on the Company’s financial position, results of operations, and cash flows. In accordance with ASC 740, the effects of tax law changes are recognized in the period of enactment. As the legislation was enacted after the June 30, 2025 balance sheet date, no adjustments have been recorded in the Company’s June 30, 2025 financial statements. While the Company is continuing to assess the impact of the legislation, the changes are not expected to have a material impact on the Company's results of operations.

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
•our inability to maintain our strategic relationship with AFMIC;
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
Overview
We were founded in September 2020, backed by capital provided by GPC Partners Investments (SPV III) LP (“GPC Fund”), a private equity fund managed by Gallatin Point, and our strategic partner, AmFam, to take advantage of favorable pricing environments, and to address a growing and unmet demand from brokers and policyholders for specialized insurance solutions and quality service in complex lines of business. Our principal objective is to create and sustain superior returns for our stockholders by generating consistent, underwriting profits across our product offerings and through all market cycles, while prudently managing capital.
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

Net earned premiums
Net earned premiums represent the earned portion of our net written premiums. Our insurance policies generally have a term of one year but occasionally could be as long as ten years, and premiums are earned pro rata over the term of the policy.
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

Net realized investment (losses) gains
Net realized investment (losses) gains are a function of the difference between the amortized cost of securities sold and the proceeds received by the Company upon the sale of a security. Unrealized investment gains (losses) on fixed maturity securities are recorded within accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.
Other insurance-related income
Other insurance-related income represent fees associated with the issuance of policies and revenue we receive for providing insurance-related services.
Non-operating expenses
Non-operating expenses represent expenses related to various transactions that we consider to be unique and non-recurring in nature, including expenses related to our IPO, secondary offering, and other such offerings or registrations.
Warrant expense
Warrant expense represents compensation cost for warrants issued to AmFam for the right to purchase shares of the Company’s common stock.
Credit facility interest expenses and fees
Credit facility interest expenses and fees represent certain costs associated with the Credit Agreement, which provides for a senior secured revolving credit facility.
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

Underwriting income is a non-GAAP financial measure defined as income before income taxes excluding the impact of net investment income, net realized investment (losses) gains, other insurance-related income, non-operating expenses, warrant expense, credit facility interest expenses and fees, foreign exchange losses (gains), and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income to income before income taxes, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of net realized investment (losses) gains, non-operating expenses, foreign exchange (gains) losses, and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted net income to net income, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
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

Results of Operations
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$232,361	$175,539	$56,822	32.4%
Ceded written premiums	(83,508)	(63,486)	(20,022)	31.5%
Net written premiums	$148,853	$112,053	$36,800	32.8%

Revenues
Net earned premiums	$119,137	$90,087	$29,050	32.2%
Net investment income	13,677	8,777	4,900	55.8%
Net realized investment (losses) gains	(11)	2	(13)	(650.0)%
Other insurance-related income	460	32	428	1337.5%
Total revenues	133,263	98,898	34,365	34.7%

Expenses
Net losses and loss adjustment expenses	78,900	59,018	19,882	33.7%
Net acquisition costs	11,038	7,582	3,456	45.6%
Operating expenses	25,849	22,855	2,994	13.1%
Non-operating expenses	437	1,481	(1,044)	(70.5)%
Warrant expense	783	332	451	135.8%
Credit facility interest expenses and fees	261	224	37	16.5%
Foreign exchange losses (gains)	79	(4)	83	(2075.0)%
Total expenses	117,347	91,488	25,859	28.3%

Income before income taxes	15,916	7,410	8,506	114.8%
Income tax expense	(3,574)	(1,877)	(1,697)	90.4%
Net income	$12,342	$5,533	$6,809	123.1%

Key Operating and Financial Metrics:
Underwriting income(1)	$3,350	$2,128	$1,222	57.4%
Adjusted net income(1)	12,758	7,880	4,878	61.9%
Loss ratio	66.2%	65.5%
Expense ratio	30.6%	33.8%
Combined ratio	96.8%	99.3%
Return on equity(2)	12.4%	8.2%
Adjusted return on equity(1)(2)	12.8%	11.7%
Diluted earnings per share	$0.36	$0.20
Diluted adjusted earnings per share(1)	$0.37	$0.28
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the three months ended June 30, 2025 and 2024, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	% of Total	2024	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$150,720	64.9%	$114,233	65.1%	$36,487	31.9%
Professional Liability	54,752	23.5%	44,397	25.3%	10,355	23.3%
Healthcare Liability	23,505	10.1%	16,909	9.6%	6,596	39.0%
Baleen Specialty	3,384	1.5%	—	—%	3,384	NM
Gross written premiums	$232,361	100.0%	$175,539	100.0%	$56,822	32.4%
__________________
NM - Percentage change is not meaningful.

Gross written premiums increased $56.8 million, or 32.4%, to $232.4 million for the three months ended June 30, 2025 from $175.5 million for the three months ended June 30, 2024. The increase in gross written premiums was driven by our increasing renewal book and the continued growth in our platform across all four divisions. For the three months ended June 30, 2025 and 2024, E&S business made up 75.6% and 75.8% of gross written premiums, respectively, while admitted business made up 24.4% and 24.2%, respectively. The 0.2 point decrease in the proportion of E&S business written was driven by the decrease in proportion of Casualty division gross written premium, where policies are primarily written on an E&S basis.
Net written premiums increased $36.8 million, or 32.8%, to $148.9 million for the three months ended June 30, 2025 from $112.1 million for the three months ended June 30, 2024. The higher 32.8% increase in net written premiums compared to the 32.4% increase in gross written premiums is primarily due to the reduction in premiums ceded to our excess of loss reinsurance treaty. This reduction was mainly driven by the decrease in average limits deployed across our Casualty, Professional Liability, and Healthcare Liability divisions, which reduced the amount of gross premiums subject to our excess of loss reinsurance treaty.
Net earned premiums increased $29.1 million, or 32.2%, to $119.1 million for the three months ended June 30, 2025 from $90.1 million for the three months ended June 30, 2024. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.
Loss Ratio
The following table summarizes the components of our loss ratio for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$78,785	66.1%	$59,018	65.5%
Prior accident year reserve development	115	0.1%	—	—%
Total	$78,900	66.2%	$59,018	65.5%

Our loss ratio was 66.2% for the three months ended June 30, 2025 compared to 65.5% for the three months ended June 30, 2024, or an increase of 0.7 points, due to a 0.6 point increase in our current accident year and a 0.1 point increase in our prior accident year loss ratio.
The 0.6 point increase in our current accident year loss ratio was driven by changes in our portfolio mix. During the three months ended June 30, 2025, our Casualty division, which has comparatively higher current accident year industry loss ratios, comprised a larger proportion of our net earned premiums compared to the prior period.
The 0.1 point increase in our prior accident year loss ratio was driven by expected loss ratios applied to audit premiums earned in the period but associated with prior accident years. This development was not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
Expense Ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$11,038	9.3%	$7,582	8.4%
Operating expenses	25,849	21.7%	22,855	25.4%
Less: Other insurance-related income	(460)	(0.4)%	(32)	—%
Total	$36,427	30.6%	$30,405	33.8%
Our expense ratio was 30.6% for the three months ended June 30, 2025 compared to 33.8% for the three months ended June 30, 2024, which was a decrease of 3.2 points. The decrease in our expense ratio was primarily driven by the 3.7 point decrease in our operating expenses ratio and a 0.4 point increase in other insurance-related income, which contributed to the lowering of our expense ratio. These improvements were partially offset by the 0.9 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses.
The increase in our net acquisition costs ratio was driven by the increase in earned broker commissions due to changes in our portfolio mix, and to a lesser extent, the reduction in earned ceding commissions from our ceded reinsurance treaties. Gross acquisition costs as a percentage of gross earned premiums was 16.1% for the three months ended June 30, 2025 compared to 15.7% for the three months ended June 30, 2024, and ceded earned commissions as a percentage of ceded earned premium was 29.0% for the three months ended June 30, 2025 and 2024.
Combined Ratio
The combined ratio was 96.8% for the three months ended June 30, 2025, compared to 99.3% for the three months ended June 30, 2024. The 2.5 point decrease was due to the 3.2 point decrease in our expense ratio, partially offset by the 0.7 point increase in our loss ratio.

Return on Equity(1)
Return on equity was 12.4% for the three months ended June 30, 2025, compared to 8.2% for the three months ended June 30, 2024. The 4.2 point increase was primarily driven by the 123.1% increase in net income during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. partially offset by the $129.0 million increase in average mezzanine equity and stockholders’ equity, primarily due to the $131.0 million of net proceeds received from the IPO during the three months ended June 30, 2024.
Investing Results
Net investment income increased $4.9 million to $13.7 million for the three months ended June 30, 2025 from $8.8 million for the three months ended June 30, 2024. The increase in net investment income is primarily due to a higher average balance of investments during the three months ended June 30, 2025, and higher yields on invested assets.
Income Tax Expense
Income tax expense was $3.6 million for the three months ended June 30, 2025, compared to $1.9 million for the three months ended June 30, 2024. Our effective tax rate was 22.5% for the three months ended June 30, 2025, compared to 25.3% for the three months ended June 30, 2024. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and expected excess tax benefits on the vesting of stock-based compensation.

__________________
(1)     For the three months ended June 30, 2025 and 2024, net income is annualized to arrive at return on equity.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$407,209	$313,971	$93,238	29.7%
Ceded written premiums	(141,587)	(111,066)	(30,521)	27.5%
Net written premiums	$265,622	$202,905	$62,717	30.9%

Revenues
Net earned premiums	$228,954	$173,067	$55,887	32.3%
Net investment income	26,236	16,437	9,799	59.6%
Net realized investment (losses) gains	(15)	2	(17)	NM
Other insurance-related income	805	63	742	1177.8%
Total revenues	255,980	189,569	66,411	35.0%

Expenses
Net losses and loss adjustment expenses	152,327	113,338	38,989	34.4%
Net acquisition costs	20,834	14,104	6,730	47.7%
Operating expenses	49,785	43,377	6,408	14.8%
Non-operating expenses	548	1,698	(1,150)	(67.8)%
Warrant expense	1,558	332	1,226	369.3%
Credit facility interest expenses and fees	508	224	284	126.8%
Foreign exchange losses	33	30	3	10.0%
Total expenses	225,593	173,103	52,490	30.3%

Income before income taxes	30,387	16,466	13,921	84.5%
Income tax expense	(6,620)	(3,921)	(2,699)	68.8%
Net income	$23,767	$12,545	$11,222	89.5%

Key Operating and Financial Metrics:
Underwriting income(1)	$6,008	$4,981	$1,027	20.6%
Adjusted net income(1)	24,238	16,068	8,170	50.8%
Loss ratio	66.5%	65.5%
Expense ratio	30.4%	33.2%
Combined ratio	96.9%	98.7%
Return on equity(2)	12.2%	9.4%
Adjusted return on equity(1)(2)	12.5%	12.1%
Diluted earnings per share	$0.70	$0.48
Diluted adjusted earnings per share(1)	$0.72	$0.62
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the six months ended June 30, 2025 and 2024, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	% of Total	2024	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$273,034	67.1%	$205,730	65.5%	$67,304	32.7%
Professional Liability	80,752	19.8%	69,679	22.2%	11,073	15.9%
Healthcare Liability	47,293	11.6%	38,562	12.3%	8,731	22.6%
Baleen Specialty	6,130	1.5%	—	—%	6,130	NM
Gross written premiums	$407,209	100.0%	$313,971	100.0%	$93,238	29.7%
Gross written premiums increased $93.2 million, or 29.7%, to $407.2 million for the six months ended June 30, 2025 from $314.0 million for the six months ended June 30, 2024. The increase in gross written premiums was driven by our increasing renewal book and the continued growth in our platform across all four divisions. For the six months ended June 30, 2025 and 2024, E&S business made up 75.9% and 75.5% of gross written premiums, respectively, while admitted business made up 24.1% and 24.5%, respectively. The 0.4 point increase in the proportion of E&S business written was driven by the increase in proportion of Casualty division gross written premium, where policies are primarily written on an E&S basis.
Net written premiums increased $62.7 million, or 30.9%, to $265.6 million for the six months ended June 30, 2025 from $202.9 million for the six months ended June 30, 2024. The higher 30.9% increase in net written premiums compared to the 29.7% increase in gross written premiums is primarily due to the reduction in premiums ceded to our excess of loss reinsurance treaty. This reduction was mainly driven by the decrease in average limits deployed across our Casualty, Professional Liability, and Healthcare Liability divisions, which reduced the amount of gross premiums subject to our excess of loss reinsurance treaty.
Net earned premiums increased $55.9 million, or 32.3%, to $229.0 million for the six months ended June 30, 2025 from $173.1 million for the six months ended June 30, 2024. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.
Loss Ratio
The following table summarizes the components of our loss ratio for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	151,768	66.3%	113,338	65.5%
Prior accident year reserve development	559	0.2%	—	—%
Total	$152,327	66.5%	$113,338	65.5%
Our loss ratio was 66.5% for the six months ended June 30, 2025 compared to 65.5% for the six months ended June 30, 2024, or an increase of 1.0 point due to a 0.8 point increase in our current accident year and a 0.2 point increase in our prior accident year loss ratio.

The 0.8 point increase in our current accident year loss ratio was driven by changes in our portfolio mix. During the six months ended June 30, 2025, our Casualty division, which has comparatively higher current accident year industry loss ratios, comprised a larger proportion of our net earned premiums compared to the prior period.
The 0.2 point increase in our prior accident year loss ratio was driven by expected loss ratios applied to audit premiums earned in the period but associated with prior accident years. This development was not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
Expense Ratio
The following table summarizes the components of the expense ratio for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$20,834	9.1%	$14,104	8.1%
Operating expenses	49,785	21.7%	43,377	25.1%
Less: Other insurance-related income	(805)	(0.4)%	(63)	—%
Total	$69,814	30.4%	$57,418	33.2%
Our expense ratio was 30.4% for the six months ended June 30, 2025 compared to 33.2% for the six months ended June 30, 2024, a decrease of 2.8 points.
The decrease in our expense ratio for the six months ended June 30, 2025 was primarily driven by the 3.4 point decrease in our operating expenses ratio, and a 0.4 point increase in other insurance-related income, which contributed to the lowering of our expense ratio. These improvements were partially offset by the 1.0 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses.
The increase in our net acquisition costs ratio was driven by the increase in earned broker commissions due to changes in our portfolio mix, and to a lesser extent, the reduction in earned ceding commissions from our ceded reinsurance treaties. Gross acquisition costs as a percentage of gross earned premiums was 16.0% for the six months ended June 30, 2025 compared to 15.5% for the six months ended June 30, 2024, and ceded earned commissions as a percentage of ceded earned premium was 29.0% for the six months ended June 30, 2025 compared to 29.0% for the six months ended June 30, 2024.
Combined Ratio
The combined ratio was 96.9% for the six months ended June 30, 2025, compared to 98.7% for the six months ended June 30, 2024. The 1.8 point decrease was due to the 2.8 point decrease in the expense ratio, partially offset by the 1.0 point increase in the loss ratio.

Return on Equity(1)
Return on equity increased to 12.2% for the six months ended June 30, 2025, up from 9.4% for the six months ended June 30, 2024. The 2.8 point increase was mainly due to an 89.5% increase in net income in the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This was partially offset by a $123.1 million increase in average mezzanine equity and stockholders’ equity, primarily due to the $131.0 million of net proceeds received from the IPO in the six months ended June 30, 2024.

Investing Results
Net investment income increased $9.8 million to $26.2 million for the six months ended June 30, 2025 from $16.4 million for the six months ended June 30, 2024. The increase in net investment income is primarily due to a higher average balance of investments during the six months ended June 30, 2025 and higher yields on invested assets.
Income Tax Expense
Income tax expense was $6.6 million for the six months ended June 30, 2025, compared to $3.9 million for the six months ended June 30, 2024. Our effective tax rate was 21.8% for the six months ended June 30, 2025, compared to 23.8% for the six months ended June 30, 2024. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and expected excess tax benefits on the vesting of stock-based compensation.

__________________
(1)     For the six months ended June 30, 2025 and 2024, net income is annualized to arrive at return on equity.

Reconciliation of Non-GAAP Financial Measures
Underwriting Income
We define underwriting income as income before income taxes excluding the impact of net investment income, net realized investment (losses) gains, other insurance-related income, non-operating expenses, warrant expense, credit facility interest expenses and fees, foreign exchange losses (gains), and certain strategic initiatives. Underwriting income represents the pre-tax profitability of the Company's underwriting operations and allows us to evaluate our underwriting performance without regard to net investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for income before income taxes calculated in accordance with U.S. GAAP, and other companies may define underwriting income differently.
Underwriting income for the three and six months ended June 30, 2025 and 2024 reconciles to income before income taxes as follows:

	Three Months Ended June 30,
	2025	2024
	($ in thousands)
Income before income taxes	$15,916	$7,410
Adjustments:
Net investment income	(13,677)	(8,777)
Net realized investment losses (gains)	11	(2)
Other insurance-related income	(460)	(32)
Non-operating expenses	437	1,481
Warrant expense	783	332
Credit facility interest expenses and fees	261	224
Foreign exchange losses (gains)	79	(4)
Strategic initiatives(1)	—	1,496
Underwriting income	$3,350	$2,128

	Six Months Ended June 30,
	2025	2024
	($ in thousands)
Income before income taxes	$30,387	$16,466
Adjustments:
Net investment income	(26,236)	(16,437)
Net realized investment losses (gains)	15	(2)
Other insurance-related income	(805)	(63)
Non-operating expenses	548	1,698
Warrant expense	1,558	332
Credit facility interest expenses and fees	508	224
Foreign exchange losses	33	30
Strategic initiatives(1)	—	2,733
Underwriting income	$6,008	$4,981
__________________
(1)Strategic initiatives for the three and six months ended June 30, 2024 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.

Adjusted Net Income
We define adjusted net income as net income excluding the impact of net realized investment (losses) gains, non-operating expenses, foreign exchange losses (gains), and certain strategic initiatives. Adjusted net income excludes the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the estimated tax rate at which we received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with U.S. GAAP, and other companies may define adjusted net income differently.
Adjusted net income for the three and six months ended June 30, 2025 and 2024 reconciles to net income as follows:

	Three Months Ended June 30,
	2025		2024
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$15,916	$12,342	$7,410	$5,533
Adjustments:
Net realized investment losses (gains)	11	11	(2)	(2)
Non-operating expenses	437	437	1,481	1,481
Foreign exchange losses (gains)	79	79	(4)	(4)
Strategic initiatives(1)	—	—	1,496	1,496
Tax impact	—	(111)	—	(624)
Adjusted net income	$16,443	$12,758	$10,381	$7,880

	Six Months Ended June 30,
	2025		2024
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$30,387	$23,767	$16,466	$12,545
Adjustments:
Net realized investment losses (gains)	15	15	(2)	(2)
Non-operating expenses	548	548	1,698	1,698
Foreign exchange losses	33	33	30	30
Strategic initiatives(1)	—	—	2,733	2,733
Tax impact	—	(125)	—	(936)
Adjusted net income	$30,983	$24,238	$20,925	$16,068
_________________
(1)Strategic initiatives for the three and six months ended June 30, 2024 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.

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
Adjusted return on equity for the three and six months ended June 30, 2025 and 2024 reconciles to return on equity as follows:

	Three Months Ended June 30,
	2025	2024
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$51,031	$31,519
Denominator: Average mezzanine equity and stockholders' equity	399,588	270,551
Adjusted return on equity	12.8%	11.7%

	Six Months Ended June 30,
	2025	2024
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$48,477	$32,135
Denominator: Average mezzanine equity and stockholders' equity	389,127	265,971
Adjusted return on equity	12.5%	12.1%
_________________
(1)For the three and six months ended June 30, 2025 and 2024, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.
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
Diluted adjusted earnings per share for the three and six months ended June 30, 2025 and 2024 reconciles to diluted earnings per share as follows:

	Three Months Ended June 30,
	2025	2024
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$12,758	$7,880
Denominator: Diluted weighted average shares outstanding	34,045,961	27,771,108
Diluted adjusted earnings per share	$0.37	$0.28

	Six Months Ended June 30,
	2025	2024
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$24,238	$16,068
Denominator: Diluted weighted average shares outstanding	33,885,414	25,885,554
Diluted adjusted earnings per share	$0.72	$0.62
Liquidity and Capital Resources
Sources and Uses of Funds
BSHI is organized as a Delaware holding company with our operations primarily conducted by our wholly-owned insurance company subsidiary, BICI, domiciled in the State of Wisconsin, BSUI, our wholly-owned managing general agency, and BUSI, our wholly-owned services company subsidiary.
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
As of June 30, 2025, our holding company had $21.0 million in cash and investments. We believe we have sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for at least the next 12 months.
Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a Facility in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of June 30, 2025. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the Facility.
As of June 30, 2025, we did not have any borrowings outstanding under the Facility.
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
Our cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
	($ in thousands)
Net cash provided by operating activities	$156,702	$113,416
Net cash used in investing activities	(212,497)	(168,188)
Net cash provided by financing activities	—	133,822
Net change in cash, cash equivalents and restricted cash	$(55,795)	$79,050
The increase in cash provided by operating activities in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to the growth in our business operations compared to the timing of claim payments and subsequent reinsurance recoveries, which occur later than cash collections on premiums.
For the six months ended June 30, 2025, net cash used in investing activities was $212.5 million due to growth in our business operations. For the six months ended June 30, 2025, funds from operations were used to purchase fixed maturity securities of $374.6 million. During the six months ended June 30, 2025, we received proceeds from sales and maturities of fixed maturity securities and short-term investments of $164.9 million. Net cash used in investing activities also includes purchases of property and equipment of $2.8 million.
For the six months ended June 30, 2024, net cash used in investing activities was $168.2 million due to growth in our business operations. For the six months ended June 30, 2024, funds from operations and net proceeds from the IPO were used to purchase fixed maturity securities and short-term investments of $229.7 million. During the six months ended June 30, 2024, we received proceeds of $63.2 million from sales of fixed maturity securities and short-term investments. Net cash used in investing activities also includes purchases of property and equipment of $1.6 million.
For the six months ended June 30, 2025, net cash provided by financing activities was nil, and for the six months ended June 30, 2024, net cash provided by financing activities was $133.8 million, which primarily reflected net proceeds from the IPO.

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
As of June 30, 2025, we had the following significant reinsurance programs:
•For all lines, except Cyber, we use a quota share reinsurance treaty, where 26.0% of the exposure is ceded to reinsurers, and an excess of loss reinsurance treaty, which cedes 65.0% of losses in excess of $5 million up to $15 million to our reinsurers.
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
All reinsurance involves credit risk, since we maintain the direct obligation to pay losses incurred by our policyholders up to our policy limits. Accordingly, when selecting our reinsurers, a potential reinsurer’s financial strength is the paramount consideration. All of our reinsurance business is placed with reinsurers that have an A.M. Best rating of “A” (Excellent) or better. As of June 30, 2025, we have an allowance for credit losses of $0.2 million for our reinsurance balance.

The following table summarizes our top five reinsurers, their A.M. Best financial strength rating and percent of our total reinsurance recoverable as of June 30, 2025:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	30.1%
Endurance Assurance Corporation	A+	23.8%
Markel Global Reinsurance Company	A	19.6%
American Family Connect Property and Casualty Insurance Company	A	8.5%
Ascot Bermuda Limited	A	8.1%
All other reinsurers	At least A	9.9%
Total		100.0%
Contractual Obligations and Commitments
We have entered into software service agreements that have purchase obligations depending on the amount of premiums written. At June 30, 2025, the fixed and determinable portion of these purchase obligations were approximately $6.9 million for the years 2025 - 2029. The obligations may increase depending on the amount of premium written by the Company over the respective years.
We have entered into a sublease agreement for our office in New York and a lease agreement for our office in Chicago. On December 1, 2024, the company exercised its option to extend the Chicago lease, which will expire on August 31, 2028, with a renewal option to extend. These leases are classified as operating leases. These leases expire in December 2027 and August 2028, respectively. Although the Chicago operating lease agreement contains an option to extend the length of the lease term, the Company is not reasonably certain it will exercise this option. As of June 30, 2025, the discounted operating lease liability was $3.6 million.
Financial Condition
Mezzanine Equity and Stockholders’ Equity
As of June 30, 2025, total mezzanine equity and stockholders’ equity was $407.8 million compared to $370.4 million as of December 31, 2024. The $37.4 million increase was primarily due to net income generated during the period, a decrease in unrealized losses on available for sale investments, net of taxes, and net activity related to stock-based compensation plans.
Dividend Declarations
We did not declare any dividends during the six months ended June 30, 2025 or the year ended December 31, 2024.
Investment Portfolio
We seek to maintain a diversified portfolio of fixed income instruments that prioritize capital preservation, with a secondary focus on generating predictable investment income. Our asset allocation strategy focuses on high-quality fixed income instruments, with no equity or alternative investment exposure. One of the primary features of our asset allocation is maintaining sufficient readily available funds to pay claims and expenses. Our portfolio consists entirely of cash, cash equivalents, and investment grade fixed income securities.
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

As of June 30, 2025, the majority of our investment portfolio, or $1,113.1 million, was comprised of fixed maturity securities that are classified as available for sale and carried at fair value with unrealized gains (losses) recognized in accumulated other comprehensive loss within our Condensed Consolidated Balance Sheets. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 2.8 years and an average rating of “AA” at June 30, 2025. Our fixed income investment portfolio had a book yield of 4.7% and a market yield of 4.8% as of June 30, 2025, compared to 4.6% and 4.9%, respectively, as of December 31, 2024.
As of June 30, 2025 and December 31, 2024, the amortized cost and estimated fair value of our fixed maturity, and short-term investments were as follows:

As of June 30, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$155,229	$155,377	14.0%
State and municipal	102,297	98,819	8.9%
Commercial mortgage-backed securities	96,437	96,965	8.7%
Residential mortgage-backed securities	256,073	253,895	22.8%
Asset-backed securities	123,230	123,517	11.1%
Corporate	380,521	384,520	34.5%
Total fixed maturity securities	$1,113,787	$1,113,093	100.0%
Short-term investments	—	—	—%
Total investments	$1,113,787	$1,113,093	100.0%

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$204,205	$204,412	23.0%
State and municipal	73,289	67,784	7.6%
Commercial mortgage-backed securities	83,029	82,438	9.3%
Residential mortgage-backed securities	197,589	192,103	21.6%
Asset-backed securities	121,155	120,577	13.5%
Corporate	214,878	212,675	23.9%
Total fixed maturity securities	$894,145	$879,989	98.9%
Short-term investments	9,961	9,997	1.1%
Total investments	$904,106	$889,986	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$306,437	27.5%	$247,433	28.1%
AA	380,565	34.2%	385,358	43.8%
A	325,179	29.2%	178,775	20.3%
BBB	100,605	9.0%	68,423	7.8%
Below BBB	307	0.1%	—	—%
Total	$1,113,093	100.0%	$879,989	100.0%
As of June 30, 2025 and December 31, 2024, the amortized cost and estimated fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity were as follows:

As of June 30, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$172,367	$172,336	15.5%
Due after one year through five years	321,012	322,723	29.0%
Due after five years through ten years	84,935	85,034	7.6%
Due after ten years	59,733	58,623	5.3%
	638,047	638,716	57.4%
Commercial mortgage-backed securities	96,437	96,965	8.7%
Residential mortgage-backed securities	256,073	253,895	22.8%
Asset-backed securities	123,230	123,517	11.1%
Total	$1,113,787	$1,113,093	100.0%

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$206,764	$206,721	23.5%
Due after one year through five years	208,179	205,012	23.3%
Due after five years through ten years	45,230	43,199	4.9%
Due after ten years	32,199	29,939	3.4%
	492,372	484,871	55.1%
Commercial mortgage-backed securities	83,029	82,438	9.4%
Residential mortgage-backed securities	197,589	192,103	21.8%
Asset-backed securities	121,155	120,577	13.7%
Total	$894,145	$879,989	100.0%
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
The fair value of our restricted assets were as follows:

	June 30, 2025	December 31, 2024
	($ in thousands)
Restricted investments	$691,545	$494,828
Restricted cash and cash equivalents	51,447	124,582
Total restricted assets	$742,992	$619,411
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
We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not yet reported (“IBNR”).

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
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$116,556	12.3%	$79,110	12.5%
IBNR	834,163	87.7%	554,924	87.5%
Total reserves	$950,719	100.0%	$634,034	100.0%

	As of December 31, 2024
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$71,420	9.4%	$47,378	9.3%
IBNR	685,439	90.6%	462,566	90.7%
Total reserves	$756,859	100.0%	$509,944	100.0%
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
The table below quantifies the impact of potential reserve deviations from our carried reserve as of June 30, 2025 and December 31, 2024. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses by underwriting division below. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact as of June 30, 2025
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$396,262	$425,982	$(29,720)	$(23,479)	$366,542	$29,720	$23,479
Professional Liability	141,130	151,715	(10,585)	(8,362)	130,545	10,585	8,362
Healthcare Liability	95,290	102,437	(7,147)	(5,646)	88,144	7,147	5,646
Baleen Specialty	1,352	1,454	(101)	(80)	1,251	101	80

	Potential Impact as of December 31, 2024
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$311,115	$334,449	$(23,334)	$(18,434)	$287,781	$23,334	$18,434
Professional Liability	119,741	128,722	(8,981)	(7,095)	110,760	8,981	7,095
Healthcare Liability	78,925	84,844	(5,919)	(4,676)	73,006	5,919	4,676
Baleen Specialty	163	175	(12)	(10)	151	12	10
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
We had fixed maturity securities, short-term investments and cash and cash equivalents with a fair value of $1,175.7 million as of June 30, 2025 and $1,024.2 million as of December 31, 2024 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities, short-term investments and cash and cash equivalents to selected hypothetical changes in interest rates as of June 30, 2025 and as of December 31, 2024.

	As of June 30, 2025			As of December 31, 2024
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands, except percentages)
200 basis point increase	$1,110,756	$(64,896)	(5.5)%	$981,213	$(43,018)	(4.2)%
100 basis point increase	1,142,616	(33,036)	(2.8)%	1,002,312	(21,919)	(2.1)%
No change	1,175,652	—	—%	1,024,230	—	—%
100 basis point decrease	1,207,747	32,095	2.7%	1,046,354	22,123	2.2%
200 basis point decrease	1,238,196	62,545	5.3%	1,067,453	43,223	4.2%

Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our investment policy is designed to primarily invest in debt instruments of high credit quality issuers and to manage the amount of credit exposure with limits on particular ratings categories, limits for any one issuer and limits for sectors and regions. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of June 30, 2025, our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “ AA,” with approximately 91.4% rated “A” or better. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.
In addition, we are subject to credit risk as we cede a portion of our risks to reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. As of June 30, 2025, 100% of our reinsurance recoverables were either derived from reinsurers rated “A” (Excellent) by A.M. Best, or better.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Other than the following risk factor, there have been no material changes in our risk factors in the quarter ended June 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Restrictive Covenant
On August 5, 2025, each of Brad Mulcahey, the Company’s Chief Financial Officer, and David Newman, the Company’s Chief Underwriting Officer, agreed to a nine-month non-compete in the event they receive severance under the 2025 Change in Control Severance Plan in accordance with its terms.

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

BOWHEAD SPECIALTY HOLDINGS INC.

Date: August 5, 2025	By:	/s/ Stephen Sills
	Name:	Stephen Sills
	Title:	Chief Executive Officer and President

Date: August 5, 2025	By:	/s/ Brad Mulcahey
	Name:	Brad Mulcahey
	Title:	Chief Financial Officer and Treasurer