Form 10-Q
period 2025-09-30
Bowhead Specialty Holdings Inc.
filed 2025-11-04
CIK 2002473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Number of shares of the registrant’s common stock outstanding at October 29, 2025: 32,782,974

Bowhead Specialty Holdings Inc.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
Bowhead Specialty Holdings Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost of $1,143,594 and $894,145, respectively)	$1,149,598	$879,989
Short-term investments, at amortized cost, which approximates fair value	—	9,997
Total investments	1,149,598	889,986

Cash and cash equivalents	197,855	97,476
Restricted cash and cash equivalents	52,921	124,582
Accrued investment income	8,893	7,520
Premium balances receivable	66,104	63,672
Reinsurance recoverable, net	360,877	255,072
Prepaid reinsurance premiums	184,560	152,567
Deferred policy acquisition costs	33,470	27,625
Property and equipment, net	9,683	6,845
Income taxes receivable	3,345	586
Deferred tax assets, net	19,093	20,340
Other assets	8,150	7,971
Total assets	$2,094,549	$1,654,242

Liabilities
Reserve for losses and loss adjustment expenses	$1,035,171	$756,859
Unearned premiums	536,108	446,850
Reinsurance balances payable	67,879	51,856
Income taxes payable	136	1,571
Accrued expenses	14,384	18,010
Other liabilities	9,834	8,654
Total liabilities	1,663,512	1,283,800

Commitments and contingencies (Note 12)

Mezzanine equity
Performance stock units	808	265

Stockholders' equity
Common stock	328	327
($0.01 par value; 400,000,000 shares authorized, 32,782,974 and 32,662,683 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively)
Additional paid-in capital	323,306	318,095
Accumulated other comprehensive gain (loss)	4,743	(11,154)
Retained earnings	101,852	62,909
Total stockholders' equity	430,229	370,177
Total mezzanine equity and stockholders' equity	431,037	370,442

Total liabilities, mezzanine equity and stockholders' equity	$2,094,549	$1,654,242
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$231,515	$196,976	$638,724	$510,948
Ceded written premiums	(82,492)	(68,643)	(224,079)	(179,710)
Net written premiums	149,023	128,333	414,645	331,238
Change in net unearned premiums	(20,616)	(23,153)	(57,285)	(52,991)
Net earned premiums	128,407	105,180	357,360	278,247

Net investment income	15,038	11,491	41,274	27,928
Net realized investment losses	(15)	(18)	(30)	(16)
Other insurance-related income	502	108	1,307	171
Total revenues	143,932	116,761	399,911	306,330

Expenses
Net losses and loss adjustment expenses	84,608	67,824	236,935	181,162
Net acquisition costs	12,512	9,163	33,346	23,267
Operating expenses	25,837	22,386	75,623	65,761
Non-operating expenses	783	487	1,330	2,185
Warrant expense	792	792	2,350	1,125
Credit facility interest expenses and fees	262	252	770	477
Foreign exchange losses	32	37	64	67
Total expenses	124,826	100,941	350,418	274,044

Income before income taxes	19,106	15,820	49,493	32,286

Income tax expense	(3,930)	(3,728)	(10,550)	(7,649)

Net income	$15,176	$12,092	$38,943	$24,637

Other comprehensive income
Change in unrealized gain (loss) on investments (net of income tax (expense) benefit of $(1,407), $(2,928), $(4,226), $(2,679), respectively	5,291	11,016	15,897	10,079
Total comprehensive income	$20,467	$23,108	$54,840	$34,716

Earnings per share:
Basic	$0.46	$0.37	$1.19	$0.88
Diluted	$0.45	$0.36	$1.15	$0.87

Weighted average shares outstanding:
Basic	32,782,300	32,658,823	32,722,642	28,119,193
Diluted	33,650,923	33,263,958	33,807,105	28,352,420
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
(In thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2024	32,662,683	$327	$265	$318,095	$(11,154)	$62,909	$370,442
Net income	—	—	—	—	—	11,425	11,425
Other comprehensive income, net of tax	—	—	—	—	7,418	—	7,418
Stock-based compensation expense	—	—	144	1,159	—	—	1,303
Warrant expense	—	—	—	775	—	—	775
Balance, March 31, 2025	32,662,683	$327	$409	$320,029	$(3,736)	$74,334	$391,363
Net income	—	—	—	—	—	12,342	12,342
Other comprehensive income, net of tax	—	—	—	—	3,188	—	3,188
Stock-based compensation expense	—	—	198	1,752	—	—	1,950
Issuance of common stock under 2024 Plan	167,414	1	—	—	—	—	1
Common stock withheld for taxes	(48,532)	—	—	(1,815)	—	—	(1,815)
Warrant expense	—	—	—	783	—	—	783
Balance, June 30, 2025	32,781,565	$328	$607	$320,749	$(548)	$86,676	$407,812
Net income	—	—	—	—	—	15,176	15,176
Other comprehensive income, net of tax	—	—	—	—	5,291	—	5,291
Stock-based compensation expense	—	—	201	1,783	—	—	1,984
Issuance of common stock under 2024 Plan	1,981	—	—	—	—	—	—
Common stock withheld for taxes	(572)	—	—	(18)	—	—	(18)
Warrant expense	—	—	—	792	—	—	792
Balance, September 30, 2025	32,782,974	$328	$808	$323,306	$4,743	$101,852	$431,037

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
($ in thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2023	24,000,000	$240	$—	$178,543	$(11,372)	$24,666	$192,077
Net income	—	—	—	—	—	7,012	7,012
Other comprehensive loss, net of tax	—	—	—	—	(916)	—	(916)
Capital contribution from parent	—	—	—	2,839	—	—	2,839
Stock-based compensation expense	—	—	—	225	—	—	225
Balance, March 31, 2024	24,000,000	$240	$—	$181,607	$(12,288)	$31,678	$201,237
Net income	—	—	—	—	—	5,533	5,533
Other comprehensive loss, net of tax	—	—	—	—	(21)	—	(21)
Stock-based compensation expense	—	—	46	1,801	—	—	1,847
Warrant expense	—	—	—	332	—	—	332
Proceeds from initial public offering, net	8,658,823	87	—	130,896	—	—	130,983
Balance, June 30, 2024	32,658,823	$327	$46	$314,636	$(12,309)	$37,211	$339,911
Net income	—	—	—	—	—	12,092	12,092
Other comprehensive income, net of tax	—	—	—	—	11,016	—	11,016
Stock-based compensation expense	—	—	109	906	—	—	1,015
Warrant expense	—	—	—	792	—	—	792
Proceeds from initial public offering, net	—	—	—	—	—	—	—
Balance, September 30, 2024	32,658,823	$327	$155	$316,334	$(1,293)	$49,303	$364,826

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	($ in thousands)
Cash flows from operating activities:
Net income	$38,943	$24,637
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	30	16
Amortization of premium/discounts on fixed maturity securities	(923)	(2,929)
Stock‐based compensation	3,406	3,087
Depreciation and amortization	1,219	2,768
Non-cash lease expense	914	747
Deferred income taxes	(2,980)	(4,727)
Warrant expense	2,350	1,125
Net changes in operating assets and liabilities:
Accrued investment income	(1,373)	(2,458)
Premium balances receivable	(2,432)	(7,889)
Reinsurance recoverable	(105,805)	(85,622)
Prepaid reinsurance premiums	(31,993)	(29,401)
Deferred policy acquisition costs	(5,845)	(7,056)
Income taxes receivable	(2,759)	782
Other assets	(989)	(7,268)
Reserve for losses and loss expenses	278,312	248,382
Unearned premium	89,258	82,392
Reinsurance balances payable	16,023	13,722
Accrued expenses	(3,626)	(204)
Income taxes payable	(1,435)	(13)
Other liabilities	1,143	2,774
Net cash provided by operating activities	271,438	232,865
Net cash used in investing activities
Purchases of:
Fixed maturity securities	(530,056)	(458,431)
Short-term investments	—	(9,907)
Proceeds from the sale and maturity of:
Fixed maturity securities	281,393	137,223
Short-term investments	10,000	8,980
Purchase of property and equipment, net	(4,057)	(2,605)
Net cash used in investing activities	(242,720)	(324,740)
Net cash provided by financing activities
Capital contribution from parent	—	2,839
Proceeds from initial public offering, net	—	130,983
Net cash provided by financing activities	—	133,822
Net change in cash, cash equivalents and restricted cash	28,718	41,947
Cash, cash equivalents and restricted cash, beginning of period	222,058	119,768
Cash, cash equivalents and restricted cash, end of period	$250,776	$161,715
Reconciliation of restricted cash
Cash and cash equivalents	$197,855	$132,893
Restricted cash and cash equivalents	52,921	28,822
Total cash and cash equivalents and restricted cash	$250,776	$161,715
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Nature of Operations and Significant Accounting Policies
Nature of Operations
Bowhead Specialty Holdings Inc. (“BSHI” and, together with its subsidiaries, “the Company” or “Bowhead”), is a Delaware domiciled insurance holding company that provides specialty property and casualty insurance products in the U.S., initially focusing on Casualty, Professional Liability and Healthcare Liability risks, which are primarily written on a non-admitted (or excess and surplus (“E&S”)) basis. On March 19, 2024, the Company amended its certificate of incorporation of Bowhead Holdings Inc. to change the name of the Company to Bowhead Specialty Holdings Inc.
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
BSUI is party to three Managing General Agency Agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of American Family Mutual Insurance Company, S.I., (“AFMIC” and together with its wholly-owned subsidiaries, “AmFam”). AmFam beneficially owns approximately 14.3% of BSHI’s issued and outstanding common stock as of September 30, 2025. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from such brokers to BSUI. Through these MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a ceding fee on net premiums assumed by BICI (“Ceding Fee”). BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
The Company has not adopted any new accounting standards during the three and nine months ended September 30, 2025.
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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
2.Investments
The following table summarizes the amortized cost and fair value of the Company’s fixed maturity securities, all of which are classified as available for sale:

		Gross Unrealized
As of September 30, 2025	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$91,085	$219	$(2)	$91,302
State and municipal	111,716	1,090	(3,354)	109,452
Commercial mortgage-backed securities	126,550	1,742	(697)	127,595
Residential mortgage-backed securities	281,444	3,489	(3,658)	281,275
Asset-backed securities	119,317	916	(220)	120,013
Corporate	413,482	7,234	(755)	419,961
Total	$1,143,594	$14,690	$(8,686)	$1,149,598

		Gross Unrealized
As of December 31, 2024	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$204,205	$315	$(108)	$204,412
State and municipal	73,289	—	(5,505)	67,784
Commercial mortgage-backed securities	83,029	349	(940)	82,438
Residential mortgage-backed securities	197,589	649	(6,135)	192,103
Asset-backed securities	121,155	259	(837)	120,577
Corporate	214,878	238	(2,441)	212,675
Total	$894,145	$1,810	(15,966)	$879,989
a)Contractual Maturity of Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities at September 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

As of September 30, 2025	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$114,873	$114,942
Due after one year through five years	323,054	326,546
Due after five years through ten years	108,305	109,391
Due after ten years	70,051	69,836
	616,283	620,715
Commercial mortgage-backed securities	126,550	127,595
Residential mortgage-backed securities	281,444	281,275
Asset-backed securities	119,317	120,013
Total	$1,143,594	$1,149,598

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2024	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$206,764	$206,721
Due after one year through five years	208,179	205,012
Due after five years through ten years	45,230	43,199
Due after ten years	32,199	29,939
	492,372	484,871
Commercial mortgage-backed securities	83,029	82,438
Residential mortgage-backed securities	197,589	192,103
Asset-backed securities	121,155	120,577
Total	$894,145	$879,989
b)Net Investment Income
The components of net investment income were derived from the following sources:

	Three Months Ended September 30,
	2025	2024
	($ in thousands)
U.S. government and government agency	$1,562	$3,793
State and municipal	1,058	467
Commercial mortgage-backed securities	1,417	761
Residential mortgage-backed securities	3,489	1,955
Asset-backed securities	1,673	719
Corporate	4,716	1,611
Short-term investments	—	134
Cash and cash equivalents	1,421	2,273
Gross investment income	15,336	11,713
Investment expenses	(298)	(222)
Net investment income	$15,038	$11,491

	Nine Months Ended September 30,
	2025	2024
	($ in thousands)
U.S. government and government agency	$5,040	$11,316
State and municipal	2,621	1,241
Commercial mortgage-backed securities	3,864	1,603
Residential mortgage-backed securities	9,157	4,118
Asset-backed securities	4,725	1,760
Corporate	12,212	3,614
Short-term investments	214	350
Cash and cash equivalents	4,280	4,493
Gross investment income	42,113	28,495
Investment expenses	(839)	(567)
Net investment income	$41,274	$27,928

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
c)Net Realized Investment Losses
There were $15.0 thousand and $30.2 thousand of net realized investment losses for the three and nine months ended September 30, 2025, respectively, and $18.1 thousand and $16.2 thousand of net realized investment losses for the three and nine months ended September 30, 2024, respectively, from the sale of investments.
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
The following table summarizes the value of the Company’s restricted assets disclosed in the Condensed Consolidated Balance Sheets:

As of	September 30, 2025	December 31, 2024
	($ in thousands)
U.S. government and government agency	$60,228	$97,130
State and municipal	64,075	33,842
Commercial mortgage-backed securities	91,431	50,504
Residential mortgage-backed securities	193,882	115,323
Asset-backed securities	70,530	63,197
Corporate	280,300	124,836
Restricted fixed maturity securities	760,446	484,832
Restricted short-term investments	—	9,997
Restricted cash and cash equivalents	52,921	124,582
Restricted assets	$813,367	$619,411
e)Gross Unrealized Losses
The following table summarizes available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
As of September 30, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$10,005	$(2)	$—	$—	$10,005	$(2)
State and municipal	10,649	(105)	45,976	(3,249)	56,625	(3,354)
Commercial mortgage-backed securities	17,318	(100)	7,095	(597)	24,413	(697)
Residential mortgage-backed securities	42,296	(154)	30,563	(3,504)	72,859	(3,658)
Asset-backed securities	6,943	(45)	7,356	(175)	14,299	(220)
Corporate	5,246	(3)	25,577	(752)	30,823	(755)
Total	$92,457	$(409)	$116,567	$(8,277)	$209,024	$(8,686)

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$55,237	$(108)	$—	$—	$55,237	$(108)
State and municipal	22,011	(566)	45,773	(4,939)	67,784	(5,505)
Commercial mortgage-backed securities	16,579	(112)	13,087	(828)	29,666	(940)
Residential mortgage-backed securities	100,817	(1,244)	29,879	(4,891)	130,696	(6,135)
Asset-backed securities	42,543	(472)	9,420	(365)	51,963	(837)
Corporate	118,237	(811)	43,125	(1,630)	161,362	(2,441)
Total	$355,424	$(3,313)	$141,284	$(12,653)	$496,708	$(15,966)
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
The fair values of short-term investments approximate their carrying values due to their short-term maturity.
The following table presents the Company’s investments measured at fair value by level:

As of September 30, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$91,302	$—	$—	$91,302
State and municipal	—	109,452	—	109,452
Commercial mortgage-backed securities	—	127,595	—	127,595
Residential mortgage-backed securities	—	281,275	—	281,275
Asset-backed securities	—	120,013	—	120,013
Corporate	—	419,961	—	419,961
Total fixed maturity securities	91,302	1,058,296	—	1,149,598
Short-term investments	—	—	—	—
Total investments	$91,302	$1,058,296	$—	$1,149,598

As of December 31, 2024	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$204,412	$—	$—	$204,412
State and municipal	—	67,784	—	67,784
Commercial mortgage-backed securities	—	82,438	—	82,438
Residential mortgage-backed securities	—	192,103	—	192,103
Asset-backed securities	—	120,577	—	120,577
Corporate	—	212,675	—	212,675
Total fixed maturity securities	204,412	675,577	—	879,989
Short-term investments	9,997	—	—	9,997
Total investments	$214,409	$675,577	$—	$889,986

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4.Reserve for Losses and Loss Adjustment Expenses
The table below provides a reconciliation of the beginning and ending reserve balances for the nine months ended September 30, 2025 and September 30, 2024:

	September 30, 2025	September 30, 2024
	($ in thousands)
Gross reserves for losses and loss adjustment expenses, beginning of year	$756,859	$431,186
Reinsurance recoverable on unpaid losses, beginning of year	246,915	136,273
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$509,944	$294,913

Net incurred losses and loss adjustment expenses related to:
Current accident year	234,926	181,162
Prior accident years	2,009	—
	236,935	181,162
Net paid losses and loss adjustment expenses related to:
Current accident year	2,663	2,106
Prior accident years	56,838	17,071
	59,501	19,177

Net reserves for unpaid losses and loss adjustment expenses, end of period	$687,378	$456,897
Reinsurance recoverable on unpaid losses, end of period	347,793	222,671
Gross reserves for losses and loss adjustment expenses, end of period	$1,035,171	$679,568
During the nine months ended September 30, 2025 and 2024, there was a $2.0 million and nil increase in prior accident year losses, respectively. The $2.0 million increase in prior accident year losses was driven by expected loss ratios applied to audit premiums earned in the period but associated with prior accident years. The increase was not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
5.Premiums and Reinsurance Related Information
The following table summarizes the effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses:

Three Months Ended September 30, 2025	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$231,515	$197,785	$128,807
Ceded	(82,492)	(69,378)	(44,199)
Net	$149,023	$128,407	$84,608

Three Months Ended September 30, 2024	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$196,976	$161,683	$102,805
Ceded	(68,643)	(56,503)	(34,981)
Net	$128,333	$105,180	$67,824

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2025	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$638,724	$549,446	$360,072
Ceded	(224,079)	(192,086)	(123,137)
Net	$414,645	$357,360	$236,935

Nine Months Ended September 30, 2024	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$510,948	$428,556	$272,011
Ceded	(179,710)	(150,309)	(90,849)
Net	$331,238	$278,247	$181,162
All assumed amounts are assumed through the AmFam Quota Share Agreement as described in Note 10.
For the three months ended September 30, 2025 and 2024, Bowhead ceded $9.3 million and $8.3 million of written premium, $7.9 million and $6.0 million of earned premium and $4.6 million and $3.6 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
For the nine months ended September 30, 2025 and 2024, Bowhead ceded $25.6 million and $20.2 million of written premium, $21.9 million and $15.4 million of earned premium and $13.8 million and $9.3 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
The following table summarizes reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:

As of	September 30, 2025	December 31, 2024
	($ in thousands)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$347,793	$246,915
Reinsurance recoverable on paid losses and loss adjustment expenses	13,283	8,157
Allowance for credit losses	(199)	—
Reinsurance recoverable, net	$360,877	$255,072
The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of September 30, 2025 and December 31, 2024:

Reinsurer	A.M. Best Rating	September 30, 2025	December 31, 2024
Renaissance Reinsurance U.S. Inc	A+	30.1%	29.8%
Endurance Assurance Corporation	A+	23.7%	23.8%
Markel Global Reinsurance Company	A	19.0%	20.8%
American Family Connect Property and Casualty Insurance Company	A	8.8%	7.5%
Ascot Bermuda Limited	A	7.7%	9.4%
All other reinsurers	At least A	10.7%	8.7%
Total		100.0%	100.0%
As of September 30, 2025 and December 31, 2024, $31.7 million and $19.2 million, respectively, of the Company’s reinsurance recoverable balance is with a subsidiary of AmFam.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
6.Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a senior secured revolving credit facility (the “Facility”) in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of September 30, 2025. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the Facility.
Interest on the Facility is based on a floating rate indexed to either (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, (ii) the greater of (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum and (c) the adjusted term SOFR rate for a one-month interest period plus 1% per annum, plus an applicable rate, or (iii) the adjusted daily simple SOFR plus an applicable rate. As of September 30, 2025, the Company did not have any borrowings outstanding under the Facility.
The Company had unamortized deferred financing fees related to the Facility of $0.9 million as of September 30, 2025, and recognized amortization expenses for deferred financing fees of $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.
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
During the three months ended September 30, 2025 and 2024, BIHL contributed additional paid-in capital of nil and nil, respectively, to the Company without issuing additional shares.
During the nine months ended September 30, 2025 and 2024, BIHL contributed additional paid-in capital of nil and $4.5 million, respectively, to the Company without issuing additional shares.
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
The Board approved the grant of RSUs to the Company’s employees and certain Board directors, and Performance Stock Units (“PSUs”) to its Chief Executive Officer (“CEO”). As of September 30, 2025, 1,220,645 shares of common stock were granted and unvested under the 2024 Plan.
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
The following table provides a summary of RSU activities during the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2024	763,415	$17.19
Granted	472,772	31.41
Vested	(169,395)	17.12
Forfeited	(43,084)	20.63
Granted and unvested at September 30, 2025	1,023,708	$23.62
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.
The Company recognized compensation costs associated with the RSUs of $1.8 million and $4.7 million for the three and nine months ended September 30, 2025, respectively, compared to $0.9 million and $1.3 million for the same periods in 2024.
As of September 30, 2025, total unrecognized compensation cost for the RSUs was $20.2 million and the weighted average period over which the cost is expected to be recognized is approximately 2.9 years.

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
The following table provides a summary of PSU activity during the nine months ended September 30, 2025:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2024	129,411	$10.04
Granted	67,526	16.09
Vested	—	—
Forfeited	—	—
Granted and unvested at September 30, 2025	196,937	$12.11
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
The Company recognized compensation costs associated with the PSUs of $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, compared to $0.1 million and $0.2 million for the same periods in 2024.
As of September 30, 2025, total unrecognized compensation cost for the PSUs was $1.6 million and the weighted average period over which the cost is expected to be recognized is approximately 1.9 years.

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
As of September 30, 2025, 334,144 Warrants have vested, but none have been exercised.
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
The Company recognized compensation costs associated with the Warrants of $0.8 million and $2.4 million for the three and nine months ended September 30, 2025, respectively, compared to $0.8 million and $1.1 million for the same periods in 2024. As of September 30, 2025, total unrecognized compensation cost for the Warrants were $11.5 million.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
9.Earnings Per Share
The following table provides the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands, except share and per share data)
Numerator
Net income	$15,176	$12,092	$38,943	$24,637

Denominator
Basic weighted average shares outstanding	32,782,300	32,658,823	32,722,642	28,119,193
Effect of dilutive awards(1):
Restricted stock units	352,420	329,262	472,071	148,210
Performance stock units	131,209	108,339	130,171	50,915
Warrants	384,994	167,534	482,221	34,102
Diluted weighted average shares outstanding	33,650,923	33,263,958	33,807,105	28,352,420

Earnings per share
Basic	$0.46	$0.37	$1.19	$0.88
Diluted	$0.45	$0.36	$1.15	$0.87
__________________
(1)For the three and nine months ended September 30, 2025 and 2024, there were nil anti-dilutive awards for all periods that were excluded from the calculation of diluted weighted-average shares outstanding.

10.Related Party Transactions
Prior to the IPO, BSHI received capital contributions from BIHL up to the amount committed by BIHL’s limited partners, Gallatin Point, AMFIC, members of Bowhead’s management and other minority investors. Effective December 3, 2024, BIHL was dissolved. As of September 30, 2025, BIHL contributed $183.3 million into the Company, of which nil was contributed in the three months ended September 30, 2025 and 2024, and of which nil and $4.5 million were contributed in the nine months ended September 30, 2025 and 2024, respectively.
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
In 2025 and 2024, BICI entered into a ceded quota share reinsurance treaty and a ceded excess of loss reinsurance treaty with reinsurers, in which a separate subsidiary of AmFam participated. In addition, BICI also entered into a ceded cyber liability quota share reinsurance treaty with reinsurers, in which a subsidiary of AmFam also participated.
For the three months ended September 30, 2025 and 2024, Bowhead incurred $3.9 million and $2.4 million of Ceding Fees under the AmFam Quota Share Agreement, respectively, and ceded $9.3 million and $8.3 million of written premiums to AmFam under the ceded reinsurance treaties described above, respectively.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the nine months ended September 30, 2025 and 2024, Bowhead incurred $9.3 million and $6.2 million of Ceding Fees under the AmFam Quota Share Agreement, respectively, and ceded $25.6 million and $20.2 million of written premiums to AmFam under these ceded reinsurance treaties described above, respectively.
On August 6, 2025, Bowhead entered into a usage-based service agreement with Bold Penguin, an insuretech company owned by AmFam, that streamlines small business insurance submissions. Expenses associated with the service contract are recognized as operating expenses within the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. Future contractual commitments are reflected within fixed and determinable purchase obligations within Note 12.
For the three and nine months ended September 30, 2025, Bowhead incurred $0.1 million of operating expenses, respectively, under the agreement with Bold Penguin.
11.Income Taxes
The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year.
For the three months ended September 30, 2025 and 2024, the Company recorded income tax expense of $3.9 million and $3.7 million, respectively. The effective tax rate was approximately 20.6% for the three months ended September 30, 2025, compared to 23.6% for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation, state taxes, and non-deductible expenses, partially offset by research and development credits net of related uncertain tax positions and expected excess tax benefits on the vesting of stock-based compensation. The effective tax rate for the three months ended September 30, 2024 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and the current period impact from a change of estimate in the prior year.
For the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $10.5 million and $7.6 million, respectively. The effective tax rate was approximately 21.3% for the nine months ended September 30, 2025 compared to 23.7% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation, state taxes, and non-deductible expenses, partially offset by research and development credits net of related uncertain tax positions and expected excess tax benefits on the vesting of stock-based compensation. The effective tax rate for the nine months ended September 30, 2024 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and the current period impact from a change of estimate in the prior year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, enacting significant changes to the 2017 Tax Cuts and Jobs Act (“TCJA”). Such changes include the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA also permits immediate expensing of research and development expenditures previously capitalized under the TCJA and modifies various components of the international tax framework. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. In accordance with ASC 740, the company has recognized the effects of the enacted provisions and determined the legislation did not have a material impact on the company’s income tax expense or effective tax rate for the three or nine months ended September 30, 2025, respectively.
As of September 30, 2025, the Company had unrecognized tax benefits of $1.3 million, including $0.2 million of interest and penalties, related to mandatory capitalization of research and development costs and research and development credits claimed on current year and prior year amended income tax returns. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. No uncertain tax positions or related interest and penalties were established in prior periods.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments, other than cash and cash equivalents and investments in U.S. government and government agency securities, in excess of 10% of the Company’s mezzanine equity and stockholders’ equity at September 30, 2025 and December 31, 2024.
Premium Balances Receivable
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations relating to the payments of premium balances owed to the Company.
The following table summarizes the brokers that make up more than 10% of the Company’s gross written premium for the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30,	2025	2024
AmWINS Group, Inc.	27.0%	23.3%
Ryan Specialty Group Holdings, Inc.	20.9%	22.2%
Marsh & McLennan Companies	11.6%	12.8%
CRC Insurance Services, Inc.	10.7%	9.2%
For the nine months ended September 30, 2025 and 2024, the Company recorded an allowance for uncollectible premiums of nil in both periods.
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
At September 30, 2025 and December 31, 2024, 100% of the Company’s reinsurers are rated “A” (Excellent) or better by A.M. Best. At September 30, 2025, the three largest balances by reinsurer accounted for 30.1%, 23.7%, and 19.0% of the Company’s reinsurance recoverable balance and at December 31, 2024, the three largest balances by reinsurer accounted for 29.8%, 23.8%, and 20.8% of the Company’s reinsurance recoverable balance. At September 30, 2025 and December 31, 2024, our allowance for uncollectible reinsurance was $0.2 million and nil, respectively. Refer to Note 5 for further information.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
b)Purchase Obligations
The Company has entered into certain agreements in which the Company is committed to purchase services, primarily related to software service contracts. The fixed and determinable portion of such purchase obligations was approximately $9.1 million due for the years 2025 - 2029 at September 30, 2025. The obligations will increase depending on the amount of premium written by the Company over the respective years.
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
d)Other
The Company has incurred certain employment taxes, penalties and interests related to the employment taxes for an employee domiciled in the United Kingdom since 2021. The Company accrued approximately $1.6 million as of September 30, 2025 and $1.5 million as of December 31, 2024, which represents its best estimate of such taxes, interest, and penalties.
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
The following table presents revenues by underwriting division for the three months ended September 30, 2025 and 2024:

Three Months Ended September 30,	2025	2024
	($ in thousands)
Casualty	$95,287	$81,211
Professional Liability	25,019	25,467
Healthcare Liability	24,127	21,331
Baleen Specialty	4,590	324
Net written premiums	$149,023	$128,333

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table presents revenues by underwriting division for the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30,	2025	2024
	($ in thousands)
Casualty	$277,626	$219,992
Professional Liability	72,201	64,272
Healthcare Liability	55,651	46,642
Baleen Specialty	9,167	332
Net written premiums	$414,645	$331,238
The Company’s operations and assets are located entirely within the United States, and all of its revenues are attributed to United States-based policyholders. The Company does not have intra-entity sales or transfers.
The Company has no single major customer representing 10% or more of its total revenues during nine months ended September 30, 2025 and 2024.
14.    Subsequent Events
Management of BSHI has evaluated all events occurring after September 30, 2025 through the issuance of these consolidated financial statements and determined that there are no events requiring recognition or disclosure.

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

Net realized investment losses
Net realized investment losses are a function of the difference between the amortized cost of securities sold and the proceeds received by the Company upon the sale of a security. Unrealized investment gains (losses) on fixed maturity securities are recorded within accumulated other comprehensive gain (loss) on the Condensed Consolidated Balance Sheets.
Other insurance-related income
Other insurance-related income represent fees associated with the issuance of policies and revenue we receive for providing insurance-related services.
Non-operating expenses
Non-operating expenses represent expenses related to various transactions that we consider to be unique and non-recurring in nature, such as expenses related to our IPO, secondary offerings, and other such offerings or registrations.
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

Underwriting income is a non-GAAP financial measure defined as income before income taxes excluding the impact of net investment income, net realized investment losses, other insurance-related income, non-operating expenses, warrant expense, credit facility interest expenses and fees, foreign exchange losses, and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income to income before income taxes, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
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

Results of Operations
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$231,515	$196,976	$34,539	17.5%
Ceded written premiums	(82,492)	(68,643)	(13,849)	20.2%
Net written premiums	$149,023	$128,333	$20,690	16.1%

Revenues
Net earned premiums	$128,407	$105,180	$23,227	22.1%
Net investment income	15,038	11,491	3,547	30.9%
Net realized investment losses	(15)	(18)	3	(16.7)%
Other insurance-related income	502	108	394	364.8%
Total revenues	143,932	116,761	27,171	23.3%

Expenses
Net losses and loss adjustment expenses	84,608	67,824	16,784	24.7%
Net acquisition costs	12,512	9,163	3,349	36.5%
Operating expenses	25,837	22,386	3,451	15.4%
Non-operating expenses	783	487	296	60.8%
Warrant expense	792	792	—	—%
Credit facility interest expenses and fees	262	252	10	4.0%
Foreign exchange losses	32	37	(5)	(13.5)%
Total expenses	124,826	100,941	23,885	23.7%

Income before income taxes	19,106	15,820	3,286	20.8%
Income tax expense	(3,930)	(3,728)	(202)	5.4%
Net income	$15,176	$12,092	$3,084	25.5%

Key Operating and Financial Metrics:
Underwriting income(1)	$5,450	$5,807	$(357)	(6.1)%
Adjusted net income(1)	15,832	12,520	3,312	26.5%
Loss ratio	65.9%	64.5%
Expense ratio	29.5%	29.9%
Combined ratio	95.4%	94.4%
Return on equity(2)	14.5%	13.7%
Adjusted return on equity(1)(2)	15.1%	14.2%
Diluted earnings per share	$0.45	$0.36	$0.09	25.0%
Diluted adjusted earnings per share(1)	$0.47	$0.38	$0.09	23.7%
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the three months ended September 30, 2025 and 2024, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	% of Total	2024	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$144,727	62.5%	$120,223	61.0%	$24,504	20.4%
Professional Liability	45,739	19.7%	44,962	22.9%	777	1.7%
Healthcare Liability	34,844	15.1%	31,358	15.9%	3,486	11.1%
Baleen Specialty	6,205	2.7%	433	0.2%	5,772	1333.0%
Gross written premiums	$231,515	100.0%	$196,976	100.0%	$34,539	17.5%

Gross written premiums increased $34.5 million, or 17.5%, to $231.5 million for the three months ended September 30, 2025 from $197.0 million for the three months ended September 30, 2024. The increase in gross written premiums was driven by our increasing renewal book and the continued growth in our platform across all four divisions. Our Casualty division led the growth, primarily from our Excess Casualty portfolio, followed by the growth in our Baleen Specialty division.
For the three months ended September 30, 2025 and 2024, E&S(1) business made up 81.5% and 82.0% of gross written premiums, respectively, while admitted business made up 18.5% and 18.0%, respectively. The 0.5 point decrease in the proportion of E&S premiums was primarily attributable to an increase in admitted business written in our Casualty division related to real estate excess liability coverage written through a risk purchasing group.
Net written premiums increased $20.7 million, or 16.1%, to $149.0 million for the three months ended September 30, 2025 from $128.3 million for the three months ended September 30, 2024. The increase in net written premiums was primarily due to the growth in gross written premiums for the three months ended September 30, 2025. This growth was partially offset by the increase in ceded written premiums as a result of the May 1, 2025 increase in our quota share and excess of loss cession rates, covering all lines except cyber liability.
Net earned premiums increased $23.2 million, or 22.1%, to $128.4 million for the three months ended September 30, 2025 from $105.2 million for the three months ended September 30, 2024. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.

__________________
(1)     E&S % previously disclosed did not include business written on a facultative reinsurance basis, which is free of rate and policy form restrictions, and provides the flexibility to rapidly adjust to emerging market opportunities.

Loss Ratio
The following table summarizes the components of our loss ratio for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$83,158	64.8%	$67,824	64.5%
Prior accident year	1,450	1.1%	—	—%
Total	$84,608	65.9%	$67,824	64.5%
Our loss ratio was 65.9% for the three months ended September 30, 2025 compared to 64.5% for the three months ended September 30, 2024, or an increase of 1.4 points.
The 0.3 point increase in our current accident year loss ratio was driven by changes in our portfolio mix. During the three months ended September 30, 2025, our Casualty division, which has comparatively higher current accident year industry loss ratios, comprised a larger proportion of our net earned premiums compared to the prior period.
The 1.1 point increase in our prior accident year loss ratio was due to expected loss ratios applied to audit premiums fully earned in the period but associated with prior accident years. The increase was not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
Expense Ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$12,512	9.8%	$9,163	8.7%
Operating expenses	25,837	20.1%	22,386	21.3%
Less: Other insurance-related income	(502)	(0.4)%	(108)	(0.1)%
Total	$37,847	29.5%	$31,441	29.9%
Our expense ratio was 29.5% for the three months ended September 30, 2025 compared to 29.9% for the three months ended September 30, 2024, which was a decrease of 0.4 points. The decrease in our expense ratio was primarily driven by the 1.2 point decrease in our operating expenses ratio and a 0.3 point increase in other insurance-related income, which contributed to the lowering of our expense ratio. These improvements were partially offset by the 1.1 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses.

The increase in our net acquisition costs ratio was driven by an increase in the Ceding Fee and, to a lesser extent, earned broker commissions due to changes in our portfolio mix. Gross acquisition costs as a percentage of gross earned premiums was 16.5% for the three months ended September 30, 2025 compared to 15.8% for the three months ended September 30, 2024, and ceded earned commissions as a percentage of ceded earned premium was 29.1% for the three months ended September 30, 2025 compared to 29.0% for the three months ended 2024.
Combined Ratio
The combined ratio was 95.4% for the three months ended September 30, 2025, compared to 94.4% for the three months ended September 30, 2024. The 1.0 point increase was due to the 1.4 point increase in our loss ratio, partially offset by the 0.4 point decrease in our expense ratio.
Return on Equity(2)
Return on equity was 14.5% for the three months ended September 30, 2025, compared to 13.7% for the three months ended September 30, 2024. The 0.8 point increase was primarily driven by the 25.5% increase in net income during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, partially offset by the increase in average mezzanine equity and stockholders’ equity driven by the increase in retained earnings and accumulated other comprehensive income (loss).
Investing Results
Net investment income increased $3.5 million to $15.0 million for the three months ended September 30, 2025 from $11.5 million for the three months ended September 30, 2024. The increase in net investment income is primarily due to a higher average balance of investments during the three months ended September 30, 2025, and higher yields on invested assets.
Income Tax Expense
Income tax expense was $3.9 million for the three months ended September 30, 2025, compared to $3.7 million for the three months ended September 30, 2024. Our effective tax rate was 20.6% for the three months ended September 30, 2025, compared to 23.6% for the three months ended September 30, 2024. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation, state taxes, and non-deductible expenses, partially offset by research and development credits net of related uncertain tax positions and expected excess tax benefits on the vesting of stock-based compensation.

__________________
(2)     For the three months ended September 30, 2025 and 2024, net income is annualized to arrive at return on equity.

Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$638,724	$510,948	$127,776	25.0%
Ceded written premiums	(224,079)	(179,710)	(44,369)	24.7%
Net written premiums	$414,645	$331,238	$83,407	25.2%

Revenues
Net earned premiums	$357,360	$278,247	$79,113	28.4%
Net investment income	41,274	27,928	13,346	47.8%
Net realized investment losses	(30)	(16)	(14)	87.5%
Other insurance-related income	1,307	171	1,136	664.3%
Total revenues	399,911	306,330	93,581	30.5%

Expenses
Net losses and loss adjustment expenses	236,935	181,162	55,773	30.8%
Net acquisition costs	33,346	23,267	10,079	43.3%
Operating expenses	75,623	65,761	9,862	15.0%
Non-operating expenses	1,330	2,185	(855)	(39.1)%
Warrant expense	2,350	1,125	1,225	108.9%
Credit facility interest expenses and fees	770	477	293	61.4%
Foreign exchange losses	64	67	(3)	(4.5)%
Total expenses	350,418	274,044	76,374	27.9%

Income before income taxes	49,493	32,286	17,207	53.3%
Income tax expense	(10,550)	(7,649)	(2,901)	37.9%
Net income	$38,943	$24,637	$14,306	58.1%

Key Operating and Financial Metrics:
Underwriting income(1)	$11,456	$10,790	$666	6.2%
Adjusted net income(1)	40,068	28,588	11,480	40.2%
Loss ratio	66.3%	65.1%
Expense ratio	30.1%	31.9%
Combined ratio	96.4%	97.0%
Return on equity(2)	13.0%	11.8%
Adjusted return on equity(1)(2)	13.3%	13.7%
Diluted earnings per share	$1.15	$0.87	$0.28	32.2%
Diluted adjusted earnings per share(1)	$1.19	$1.01	$0.18	17.8%
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the nine months ended September 30, 2025 and 2024, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	% of Total	2024	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$417,762	65.4%	$325,945	63.8%	$91,817	28.2%
Professional Liability	126,491	19.8%	114,641	22.4%	11,850	10.3%
Healthcare Liability	82,136	12.9%	69,920	13.7%	12,216	17.5%
Baleen Specialty	12,335	1.9%	442	0.1%	11,893	2690.7%
Gross written premiums	$638,724	100.0%	$510,948	100.0%	$127,776	25.0%
Gross written premiums increased $127.8 million, or 25.0%, to $638.7 million for the nine months ended September 30, 2025 from $510.9 million for the nine months ended September 30, 2024. The increase in gross written premiums was driven by our increasing renewal book and the continued growth in our platform across all four divisions. Our Casualty division led the growth, primarily from our Excess Casualty portfolio.
For the nine months ended September 30, 2025 and 2024, E&S(1) business made up 80.0% and 80.3% of gross written premiums, respectively, while admitted business made up 20.0% and 19.7%, respectively. The 0.3 point decrease in the proportion of E&S premiums was primarily attributable to an increase in admitted business written in our Casualty division related to real estate excess liability coverage written through a risk purchasing group.
Net written premiums increased $83.4 million, or 25.2%, to $414.6 million for the nine months ended September 30, 2025 from $331.2 million for the nine months ended September 30, 2024. The higher 25.2% increase in net written premiums compared to the 25.0% increase in gross written premiums is primarily due to the reduction in premiums ceded to our excess of loss reinsurance treaty. This reduction was mainly driven by the decrease in average limits deployed across our Casualty, Professional Liability, and Healthcare Liability divisions, which reduced the amount of gross premiums subject to our excess of loss reinsurance treaty.
Net earned premiums increased $79.1 million, or 28.4%, to $357.4 million for the nine months ended September 30, 2025 from $278.2 million for the nine months ended September 30, 2024. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.

__________________
(1)     E&S % previously disclosed did not include business written on a facultative reinsurance basis, which is free of rate and policy form restrictions, and provides the flexibility to rapidly adjust to emerging market opportunities.

Loss Ratio
The following table summarizes the components of our loss ratio for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	234,926	65.7%	181,162	65.1%
Prior accident year	2,009	0.6%	—	—%
Total	$236,935	66.3%	$181,162	65.1%
Our loss ratio was 66.3% for the nine months ended September 30, 2025 compared to 65.1% for the nine months ended September 30, 2024, or an increase of 1.2 points.
The 0.6 point increase in our current accident year loss ratio was driven by changes in our portfolio mix. During the nine months ended September 30, 2025, our Casualty division, which has comparatively higher current accident year industry loss ratios, comprised a larger proportion of our net earned premiums compared to the prior period.
The 0.6 point increase in our prior accident year loss ratio was driven by expected loss ratios applied to audit premiums fully earned in the period but associated with prior accident years. The increase was not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
Expense Ratio
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$33,346	9.3%	$23,267	8.4%
Operating expenses	75,623	21.2%	65,761	23.6%
Less: Other insurance-related income	(1,307)	(0.4)%	(171)	(0.1)%
Total	$107,662	30.1%	$88,857	31.9%
Our expense ratio was 30.1% for the nine months ended September 30, 2025 compared to 31.9% for the nine months ended September 30, 2024, a decrease of 1.8 points.
The decrease in our expense ratio for the nine months ended September 30, 2025 was primarily driven by the 2.4 point decrease in our operating expenses ratio, and a 0.3 point increase in other insurance-related income, which contributed to the lowering of our expense ratio. These improvements were partially offset by the 0.9 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses.

The increase in our net acquisition costs ratio was driven by an increase in earned broker commissions due to changes in our portfolio mix and, to a lesser extent, the increase in Ceding Fee. Gross acquisition costs as a percentage of gross earned premiums was 16.2% for the nine months ended September 30, 2025 compared to 15.6% for the nine months ended September 30, 2024, and ceded earned commissions as a percentage of ceded earned premium was 29.0% for the nine months ended September 30, 2025 compared to 29.0% for the nine months ended September 30, 2024.
Combined Ratio
The combined ratio was 96.4% for the nine months ended September 30, 2025, compared to 97.0% for the nine months ended September 30, 2024. The 0.6 point decrease was due to the 1.8 point decrease in the expense ratio, partially offset by the 1.2 point increase in the loss ratio.
Return on Equity(2)
Return on equity was 13.0% for the nine months ended September 30, 2025, compared to 11.8% for the nine months ended September 30, 2024. The 1.2 point increase was mainly due to a 58.1% increase in net income in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was partially offset by a $122.3 million increase in average mezzanine equity and stockholders’ equity, primarily due to the $131.0 million of net proceeds received from the IPO in the nine months ended September 30, 2024, along with the increase in retained earnings and accumulated other comprehensive income (loss).

Investing Results
Net investment income increased $13.3 million to $41.3 million for the nine months ended September 30, 2025 from $27.9 million for the nine months ended September 30, 2024. The increase in net investment income is primarily due to a higher average balance of investments during the nine months ended September 30, 2025 and higher yields on invested assets.
Income Tax Expense
Income tax expense was $10.5 million for the nine months ended September 30, 2025, compared to $7.6 million for the nine months ended September 30, 2024. Our effective tax rate was 21.3% for the nine months ended September 30, 2025, compared to 23.7% for the nine months ended September 30, 2024. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation, state taxes, and non-deductible expenses, partially offset by research and development credits net of related uncertain tax positions and expected excess tax benefits on the vesting of stock-based compensation.

__________________
(2)     For the nine months ended September 30, 2025 and 2024, net income is annualized to arrive at return on equity.

Reconciliation of Non-GAAP Financial Measures
Underwriting Income
We define underwriting income as income before income taxes excluding the impact of net investment income, net realized investment losses, other insurance-related income, non-operating expenses, warrant expense, credit facility interest expenses and fees, foreign exchange losses, and certain strategic initiatives. Underwriting income represents the pre-tax profitability of the Company's underwriting operations and allows us to evaluate our underwriting performance without regard to net investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for income before income taxes calculated in accordance with U.S. GAAP, and other companies may define underwriting income differently.
Underwriting income for the three and nine months ended September 30, 2025 and 2024 reconciles to income before income taxes as follows:

	Three Months Ended September 30,
	2025	2024
	($ in thousands)
Income before income taxes	$19,106	$15,820
Adjustments:
Net investment income	(15,038)	(11,491)
Net realized investment losses	15	18
Other insurance-related income	(502)	(108)
Non-operating expenses	783	487
Warrant expense	792	792
Credit facility interest expenses and fees	262	252
Foreign exchange losses	32	37
Underwriting income	$5,450	$5,807

	Nine Months Ended September 30,
	2025	2024
	($ in thousands)
Income before income taxes	$49,493	$32,286
Adjustments:
Net investment income	(41,274)	(27,928)
Net realized investment losses	30	16
Other insurance-related income	(1,307)	(171)
Non-operating expenses	1,330	2,185
Warrant expense	2,350	1,125
Credit facility interest expenses and fees	770	477
Foreign exchange losses	64	67
Strategic initiatives(1)	—	2,733
Underwriting income	$11,456	$10,790
__________________
(1)Strategic initiatives for the nine months ended September 30, 2024 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.

Adjusted Net Income
We define adjusted net income as net income excluding the impact of net realized investment losses, non-operating expenses, foreign exchange losses, and certain strategic initiatives. Adjusted net income excludes the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the estimated tax rate at which we received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with U.S. GAAP, and other companies may define adjusted net income differently.
Adjusted net income for the three and nine months ended September 30, 2025 and 2024 reconciles to net income as follows:

	Three Months Ended September 30,
	2025		2024
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$19,106	$15,176	$15,820	$12,092
Adjustments:
Net realized investment losses	15	15	18	18
Non-operating expenses	783	783	487	487
Foreign exchange losses	32	32	37	37
Tax impact	—	(174)	—	(114)
Adjusted net income	$19,936	$15,832	$16,362	$12,520

	Nine Months Ended September 30,
	2025		2024
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$49,493	$38,943	$32,286	$24,637
Adjustments:
Net realized investment losses	30	30	16	16
Non-operating expenses	1,330	1,330	2,185	2,185
Foreign exchange losses	64	64	67	67
Strategic initiatives(1)	—	—	2,733	2,733
Tax impact	—	(299)	—	(1,050)
Adjusted net income	$50,917	$40,068	$37,287	$28,588
_________________
(1)Strategic initiatives for the nine months ended September 30, 2024 represents costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Condensed Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.

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
Adjusted return on equity for the three and nine months ended September 30, 2025 and 2024 reconciles to return on equity as follows:

	Three Months Ended September 30,
	2025	2024
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$63,328	$50,081
Denominator: Average mezzanine equity and stockholders' equity	419,424	352,368
Adjusted return on equity	15.1%	14.2%

	Nine Months Ended September 30,
	2025	2024
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$53,424	$38,117
Denominator: Average mezzanine equity and stockholders' equity	400,739	278,451
Adjusted return on equity	13.3%	13.7%
_________________
(1)For the three and nine months ended September 30, 2025 and 2024, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.
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
Diluted adjusted earnings per share for the three and nine months ended September 30, 2025 and 2024 reconciles to diluted earnings per share as follows:

	Three Months Ended September 30,
	2025	2024
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$15,832	$12,520
Denominator: Diluted weighted average shares outstanding	33,650,923	33,263,958
Diluted adjusted earnings per share	$0.47	$0.38

	Nine Months Ended September 30,
	2025	2024
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$40,068	$28,588
Denominator: Diluted weighted average shares outstanding	33,807,105	28,352,420
Diluted adjusted earnings per share	$1.19	$1.01
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
Our insurance company subsidiary, BICI, is licensed and domiciled in the State of Wisconsin. Under Wisconsin law, BICI is required to maintain specified levels of statutory capital and surplus and is restricted by law as to the amount of dividends it can pay without the approval of regulatory authorities. BICI is restricted from paying dividends by the lesser of: (i) 10% of statutory capital and surplus as of the preceding December 31, or; (ii) the greater of: (A) statutory net income for the calendar year preceding the date of the dividend distribution, minus realized capital gains for that year, or (B) aggregate of net income for the three years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. As of December 31, 2024, the maximum dividend that BICI could pay without the approval of regulatory authorities was $16.1 million. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
As of September 30, 2025, our holding company had $1.0 million in cash and investments. We believe we have sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for at least the next 12 months.

Revolving Credit Facility
On April 22, 2024, the Company entered into a Credit Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The Credit Agreement provides for a Facility in the aggregate principal amount of $75 million, which includes a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The Credit Agreement contains certain customary covenants, including financial maintenance covenants. The Company was in compliance with all of the Facility’s covenants as of September 30, 2025. The Facility matures on the earlier of April 22, 2027, or 91 days prior to the MGA Agreement termination date where no MGA Agreement replacement is found. The Company may request that the lenders extend the maturity date by an additional year, provided that the request is made no earlier than 90 days and no later than 55 days prior to the first or second anniversary of the effective date of the Facility.
As of September 30, 2025, we did not have any borrowings outstanding under the Facility.
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
Our cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
	($ in thousands)
Net cash provided by operating activities	$271,438	$232,865
Net cash used in investing activities	(242,720)	(324,740)
Net cash provided by financing activities	—	133,822
Net change in cash, cash equivalents and restricted cash	$28,718	$41,947
The increase in cash provided by operating activities in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the growth in our business operations compared to the timing of claim payments and subsequent reinsurance recoveries, which occur later than cash collections on premiums.
For the nine months ended September 30, 2025, net cash used in investing activities was $242.7 million due to growth in our business operations. For the nine months ended September 30, 2025, funds from operations were used to purchase fixed maturity securities of $530.1 million. During the nine months ended September 30, 2025, we received proceeds from sales and maturities of fixed maturity securities and short-term investments of $291.4 million. Net cash used in investing activities also includes purchases of property and equipment of $4.1 million.

For the nine months ended September 30, 2024, net cash used in investing activities was $324.7 million due to growth in our business operations. For the nine months ended September 30, 2024, funds from operations and net proceeds from the IPO were used to purchase fixed maturity securities and short-term investments of $468.3 million. During the nine months ended September 30, 2024, we received proceeds of $146.2 million from sales of fixed maturity securities and short-term investments. Net cash used in investing activities also includes purchases of property and equipment of $2.6 million.
For the nine months ended September 30, 2025, net cash provided by financing activities was nil, and for the nine months ended September 30, 2024, net cash provided by financing activities was $133.8 million, which primarily reflected net proceeds from the IPO.
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
As of September 30, 2025, we had the following significant reinsurance programs:
•For all lines, except cyber liability, we use a quota share reinsurance treaty, where 26.0% of the exposure is ceded to reinsurers, and an excess of loss reinsurance treaty, which cedes 65.0% of losses in excess of $5 million up to $15 million to our reinsurers.
•Cyber liability, as a specialized line of business, is placed under a separate quota share structure, where we cede 60.0% of the exposure to reinsurers. There is no separate excess of loss reinsurance program for our cyber liability line of business.
•Effective March 1, 2025, we renewed our quota share treaty covering a portion of our commercial auto exposure in excess of $1 million up to $5 million within our Casualty book of business.
Our reinsurance treaties are currently subject to caps, which currently range from 250% to 350% of the subject matter ceded premium, and should these caps be exceeded we would retain any losses in excess of those caps.
Our reinsurance treaties typically have 12- or 18-month terms. While we intend to renew on similar terms as expiring to maintain our desired level of net risk appetite, during each renewal cycle, we may change our coverage terms or the composition of our reinsurance panel. Currently, the quota share reinsurance treaty for cyber liability generally renews on January 1 while the remainder of our reinsurance treaties renew on May 1.

All reinsurance involves credit risk, since we maintain the direct obligation to pay losses incurred by our policyholders up to our policy limits. Accordingly, when selecting our reinsurers, a potential reinsurer’s financial strength is the paramount consideration. All of our reinsurance business is placed with reinsurers that have an A.M. Best rating of “A” (Excellent) or better. As of September 30, 2025, we have an allowance for credit losses of $0.2 million for our reinsurance balance.
The following table summarizes our top five reinsurers, their A.M. Best financial strength rating and percent of our total reinsurance recoverable as of September 30, 2025:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	30.1%
Endurance Assurance Corporation	A+	23.7%
Markel Global Reinsurance Company	A	19.0%
American Family Connect Property and Casualty Insurance Company	A	8.8%
Ascot Bermuda Limited	A	7.7%
All other reinsurers	At least A	10.7%
Total		100.0%
Contractual Obligations and Commitments
We have entered into software service agreements that have purchase obligations depending on the amount of premiums written. At September 30, 2025, the fixed and determinable portion of these purchase obligations were approximately $9.1 million for the years 2025 - 2029. The obligations may increase depending on the amount of premium written by the Company over the respective years.
We have entered into a sublease agreement for our office in New York and a lease agreement for our office in Chicago. On December 1, 2024, the company exercised its option to extend the Chicago lease, which will expire on August 31, 2028, with a renewal option to extend. These leases are classified as operating leases. These leases expire in December 2027 and August 2028, respectively. Although the Chicago operating lease agreement contains an option to extend the length of the lease term, the Company is not reasonably certain it will exercise this option. As of September 30, 2025, the discounted operating lease liability was $3.3 million.
Financial Condition
Mezzanine Equity and Stockholders’ Equity
As of September 30, 2025, total mezzanine equity and stockholders’ equity was $431.0 million compared to $370.4 million as of December 31, 2024. The $60.6 million increase was primarily due to net income generated during the period, a decrease in the net unrealized loss position on available for sale investments, which shifted to a net unrealized gain in the current period, and net activity related to stock-based compensation plans.
Dividend Declarations
We did not declare any dividends during the nine months ended September 30, 2025 or the year ended December 31, 2024.
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
As of September 30, 2025, the majority of our investment portfolio, or $1,149.6 million, was comprised of fixed maturity securities that are classified as available for sale and carried at fair value with unrealized gains (losses) recognized in accumulated other comprehensive gain (loss) within our Condensed Consolidated Balance Sheets. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 2.9 years and an average rating of “AA” at September 30, 2025. Our fixed income investment portfolio had a book yield of 4.8% and a market yield of 4.6% as of September 30, 2025, compared to 4.6% and 4.9%, respectively, as of December 31, 2024.
As of September 30, 2025 and December 31, 2024, the amortized cost and estimated fair value of our fixed maturity, and short-term investments were as follows:

As of September 30, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$91,085	$91,302	7.9%
State and municipal	111,716	109,452	9.5%
Commercial mortgage-backed securities	126,550	127,595	11.1%
Residential mortgage-backed securities	281,444	281,275	24.5%
Asset-backed securities	119,317	120,013	10.4%
Corporate	413,482	419,961	36.6%
Total fixed maturity securities	$1,143,594	$1,149,598	100.0%
Short-term investments	—	—	—%
Total investments	$1,143,594	$1,149,598	100.0%

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$204,205	$204,412	23.0%
State and municipal	73,289	67,784	7.6%
Commercial mortgage-backed securities	83,029	82,438	9.3%
Residential mortgage-backed securities	197,589	192,103	21.6%
Asset-backed securities	121,155	120,577	13.5%
Corporate	214,878	212,675	23.9%
Total fixed maturity securities	$894,145	$879,989	98.9%
Short-term investments	9,961	9,997	1.1%
Total investments	$904,106	$889,986	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$341,698	29.7%	$247,433	28.1%
AA	341,656	29.7%	385,358	43.8%
A	365,606	31.8%	178,775	20.3%
BBB	100,328	8.7%	68,423	7.8%
Below BBB	310	0.1%	—	—%
Total	$1,149,598	100.0%	$879,989	100.0%
As of September 30, 2025 and December 31, 2024, the amortized cost and estimated fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity were as follows:

As of September 30, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$114,873	$114,942	10.0%
Due after one year through five years	323,054	326,546	28.4%
Due after five years through ten years	108,305	109,391	9.5%
Due after ten years	70,051	69,836	6.1%
	616,283	620,715	54.0%
Commercial mortgage-backed securities	126,550	127,595	11.1%
Residential mortgage-backed securities	281,444	281,275	24.5%
Asset-backed securities	119,317	120,013	10.4%
Total	$1,143,594	$1,149,598	100.0%

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$206,764	$206,721	23.5%
Due after one year through five years	208,179	205,012	23.3%
Due after five years through ten years	45,230	43,199	4.9%
Due after ten years	32,199	29,939	3.4%
	492,372	484,871	55.1%
Commercial mortgage-backed securities	83,029	82,438	9.4%
Residential mortgage-backed securities	197,589	192,103	21.8%
Asset-backed securities	121,155	120,577	13.7%
Total	$894,145	$879,989	100.0%
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
The fair value of our restricted assets were as follows:

	September 30, 2025	December 31, 2024
	($ in thousands)
Restricted investments	$760,446	$494,828
Restricted cash and cash equivalents	52,921	124,582
Total restricted assets	$813,367	$619,411
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
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$124,219	12.0%	$81,280	11.8%
IBNR	910,952	88.0%	606,098	88.2%
Total reserves	$1,035,171	100.0%	$687,378	100.0%

	As of December 31, 2024
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$71,420	9.4%	$47,378	9.3%
IBNR	685,439	90.6%	462,566	90.7%
Total reserves	$756,859	100.0%	$509,944	100.0%
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
The table below quantifies the impact of potential reserve deviations from our carried reserve as of September 30, 2025 and December 31, 2024. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses by underwriting division below. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact as of September 30, 2025
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$430,537	$462,827	$(32,290)	$(25,509)	$398,246	$32,290	$25,509
Professional Liability	152,419	163,850	(11,431)	(9,031)	140,988	11,431	9,031
Healthcare Liability	101,759	109,391	(7,632)	(6,029)	94,127	7,632	6,029
Baleen Specialty	2,663	2,862	(200)	(158)	2,463	200	158

	Potential Impact as of December 31, 2024
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$311,115	$334,449	$(23,334)	$(18,434)	$287,781	$23,334	$18,434
Professional Liability	119,741	128,722	(8,981)	(7,095)	110,760	8,981	7,095
Healthcare Liability	78,925	84,844	(5,919)	(4,676)	73,006	5,919	4,676
Baleen Specialty	163	175	(12)	(10)	151	12	10
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
We had fixed maturity securities, short-term investments and cash and cash equivalents with a fair value of $1,249.8 million as of September 30, 2025 and $1,024.2 million as of December 31, 2024 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities, short-term investments and cash and cash equivalents to selected hypothetical changes in interest rates as of September 30, 2025 and as of December 31, 2024.

	As of September 30, 2025			As of December 31, 2024
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands, except percentages)
200 basis point increase	$1,178,186	$(71,614)	(5.7)%	$981,213	$(43,018)	(4.2)%
100 basis point increase	1,213,430	(36,369)	(2.9)%	1,002,312	(21,919)	(2.1)%
No change	1,249,799	—	—%	1,024,230	—	—%
100 basis point decrease	1,284,669	34,869	2.8%	1,046,354	22,123	2.2%
200 basis point decrease	1,317,414	67,614	5.4%	1,067,453	43,223	4.2%

Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Credit Risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our investment policy is designed to primarily invest in debt instruments of high credit quality issuers and to manage the amount of credit exposure with limits on particular ratings categories, limits for any one issuer and limits for sectors and regions. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of September 30, 2025, our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “ AA,” with approximately 92.0% rated “A” or better. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.
In addition, we are subject to credit risk as we cede a portion of our risks to reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. As of September 30, 2025, 100% of our reinsurance recoverables were either derived from reinsurers rated “A” (Excellent) by A.M. Best, or better.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended September 30, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

BOWHEAD SPECIALTY HOLDINGS INC.

Date: November 4, 2025	By:	/s/ Stephen Sills
	Name:	Stephen Sills
	Title:	Chief Executive Officer and President

Date: November 4, 2025	By:	/s/ Brad Mulcahey
	Name:	Brad Mulcahey
	Title:	Chief Financial Officer and Treasurer