Form 10-K
period 2025-12-31
Bowhead Specialty Holdings Inc.
filed 2026-02-24
CIK 2002473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 30, 2025 was approximately: $493,748,095
The number of shares of the registrant’s common stock outstanding at February 19, 2026: 32,783,451
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the "2026 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
•our inability to maintain our strategic relationship with American Family Mutual Insurance Company, S.I. (“AFMIC” and, together with its subsidiaries, “AmFam”);
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
•changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships;
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
We offer commercial specialty property and casualty (“P&C”) insurance products to policyholders that vary in size, industry and complexity, focusing on casualty, professional liability, and healthcare liability risks. Our products are delivered through two complementary underwriting models designed to support sustainable and profitable growth across market cycles: a “craft” model for large, complex, higher-severity risks, and a “digital” model for smaller, simpler, and scalable business.

Our craft underwriting model, Bowhead’s foundation, relies on experienced underwriters who apply deep technical expertise and long-standing broker relationships to deliver tailored solutions for complex, non-standard, and higher-severity risks. Our digital underwriting model, including Baleen Specialty and other small-business offerings, a capability we call “express”, emphasizes speed, consistency, and disciplined decision making through clear appetites, standardized products, and technology-enabled execution for small risks—without compromising underwriting discipline. While Baleen Specialty targets small, distressed, or hard-to-place risks with more restrictive coverage, our express offerings enhance Bowhead’s existing products by simplifying the submission, underwriting, and servicing for small and mid-sized accounts.
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

Casualty
Our Casualty division provides tailored solutions on a primary and excess basis and consists of a team of experienced underwriters with nationwide capabilities who excel at handling complex risks. We specialize in general liability coverage, provided through a wholesale-only distribution channel, which protects a company against liability arising from bodily injury, personal injury or property damage, for risks in the construction, distribution, manufacturing, real estate, public entity and hospitality segments and also consider underwriting risks in a broader range of industries. We also have environmental liability expertise, offering contractor and site pollution liability coverage on a primary and excess basis through specialized wholesale and retail distributors. Our Casualty division products are currently delivered through our craft underwriting model.
Professional Liability
Our Professional Liability division provides underwriting solutions on both an admitted and E&S basis for standard and nonstandard risks, and writes a broad variety of entities, including publicly traded and privately held financial institutions as well as not-for-profit organizations. We distribute this business through wholesale and retail channels. We offer management liability products, including directors and officers liability, errors and omissions liability, employment practices liability, fiduciary liability, fidelity liability and miscellaneous professional liability, crime insurance, and cyber liability. We provide primary coverage and excess coverage for most of our Professional Liability products. Our Professional Liability division products are primarily delivered through our craft underwriting model. In 2025, we began to deliver small cyber liability and miscellaneous professional liability products through our digital underwriting model, the premiums of which are reported as “Express” in the gross written premiums by underwriting model table below.

Healthcare Liability
Bowhead’s Healthcare Liability division focuses solely on healthcare entities to provide tailored solutions. We offer professional and general liability coverage, as well as management liability coverage, across four major healthcare segments—hospitals, miscellaneous medical facilities, senior care providers, and managed care organizations—through select wholesale and retail channels. Our Healthcare Liability division products are currently delivered through our craft underwriting model.
Baleen Specialty
Baleen Specialty is a technology-powered underwriting operation that specializes in small to mid-sized risks that are not eligible in the admitted market. We have a wholesale-only distribution model and offer exclusively non-admitted products. Currently, we offer general liability products for two segments – construction and real estate, and our coverage offering is restrictive, as customers are typically distressed or hard-to-place. Typically, small to mid-sized E&S risks are placed through binding authorities managed by wholesale brokers. Using technology, Baleen Specialty offers an alternative to the binding authorities by quickly intaking, evaluating, and responding, with either declinations or a quote, in a reliable manner. Baleen Specialty’s appetite will continue to expand to meet the evolving needs of our wholesale broker partners. Our Baleen Specialty division products are delivered through our digital underwriting model.
The table below provides our gross written premiums by underwriting division for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	% of Total	2024	% of Total	2023	% of Total
	($ in thousands, except percentages)
Casualty	$550,666	63.8%	$431,817	62.1%	$277,455	54.7%
Professional Liability	174,419	20.2%	160,651	23.1%	145,251	28.6%
Healthcare Liability	116,290	13.5%	101,619	14.6%	84,982	16.7%
Baleen Specialty	21,431	2.5%	1,630	0.2%	—	—%
Gross written premiums	$862,806	100.0%	$695,717	100.0%	$507,688	100.0%

The table below provides our gross written premiums by underwriting model for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	% of Total	2024	% of Total	2023	% of Total
	($ in thousands, except percentages)
Craft	$839,005	97.2%	$694,087	99.8%	$507,688	100.0%
Digital
Baleen Specialty	21,431	2.5%	1,630	0.2%	—	—%
Express	2,370	0.3%	—	—%	—	—%
Digital	23,801	2.8%	1,630	0.2%	—	—%
Gross written premiums	$862,806	100.0%	$695,717	100.0%	$507,688	100.0%

Through our strategic partnership with AmFam, we are able to write business on an admitted basis in all 50 states and Washington D.C. and on a non-admitted basis, in all 50 states, Washington D.C., Puerto Rico and selected risks in Bermuda and the Cayman Islands where such risks are being handled by a U.S. broker.
The table below provides our gross written premiums in the top five states we do business for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
	2025	% of Total	2024	% of Total	2023	% of Total
	($ in thousands, except percentages)
California	$156,126	18.1%	$123,398	17.8%	$84,578	16.7%
Florida	99,042	11.5%	84,136	12.1%	67,602	13.3%
Texas	87,659	10.2%	64,334	9.2%	49,915	9.8%
New York	56,806	6.6%	54,839	7.9%	52,244	10.3%
Illinois	37,749	4.4%	32,716	4.7%	25,587	5.0%
Other	425,424	49.2%	336,294	48.3%	227,762	44.9%
Gross written premiums	$862,806	100.0%	$695,717	100.0%	$507,688	100.0%
Competition
The commercial specialty P&C insurance industry is highly competitive. We compete with domestic and international insurers, MGAs and program administrators, some of which have greater financial, marketing and management resources and experience than we do. We may also compete with new market entrants in the future. Competition is based on many factors, including the perceived market strength of the insurer, pricing and other terms and conditions, services provided, the speed of claims payment, the experience and reputation of members of the underwriting and claims teams and ratings assigned by independent rating organizations, such as A.M. Best. Our competition is broad and certain competitors may be specific to only one or two of our underwriting divisions. Some of our notable competitors include American International Group, Inc., Arch Capital Group Ltd., AXA S.A., AXIS Capital Holdings Ltd., Berkshire Hathaway Corporation, C.V. Starr & Co., Inc., Chubb Ltd., Cincinnati Financial Corporation, CNA Financial Corporation, Kinsale Capital Group, Inc., Liberty Mutual Insurance Company, Nationwide Mutual Insurance Company, The Doctors Company, The Travelers Companies, Inc. and W.R. Berkley Corporation. In determining this list of competitors, we considered factors such as the number of policies and/or the amount of premiums written by such companies and such companies’ reputations within the space.

Our Competitive Strengths
We believe that our competitive strengths include:
Focus on targeted, commercial specialty P&C insurance market segments with profitable growth opportunities. We primarily operate in the $95.1 billion U.S. commercial E&S market (for the year ended December 31, 2024) that has grown 19.5% annually since 2019. We entered into specific segments of this market where we believe we can achieve profitable growth based on our significant underwriting expertise or by acquiring talent with proven track records of generating underwriting profits. Certain of our target markets have experienced meaningful dislocations, resulting in favorable market conditions. We believe that we have positioned ourselves as a leader within our sectors and that our specialized, innovative and customized underwriting approach, combined with our strong broker relationships will provide us with an enduring competitive advantage.
Disciplined approach to underwriting led by highly experienced teams with specialized expertise. Our underwriting team is led by industry veterans, who have each served as senior insurance executives, with decades of relevant industry experience. They bring specialized industry knowledge, strong distribution relationships and long track records of underwriting profitability in the lines of business we specialize. We evaluate each risk individually through our complementary craft and digital underwriting models and within prudently managed risk limits, to meet the unique demands of our policyholders. We focus on delivering accurate pricing, speed of execution and consistency to our clients across market cycles.
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
Deep, long-term distribution relationships based on expertise, service and mutual benefit. Our management team and underwriters have built meaningful long-term relationships with the leading distributors in their respective lines of business. We are selective in choosing our distribution partners and look for those that have technical expertise in our chosen lines and a shared commitment to excellent service. Further, we seek out relationships where we have the ability to write a significant portion of a distribution partner’s business. We provide our brokers timely responses and feedback to submissions, and mobilize resources across the organization to help ensure the appropriate deal gets done. As a result, we consistently receive high-quality business from our broker network. We believe our existing broker relationships and our approach to maintaining these relationships are key components to our long-term growth and success.
Highly collaborative and execution-oriented culture that spans across all functions working toward a common goal of underwriting profitability. Across our company, we collaborate at all levels and operational functions. In our craft underwriting model, we frequently hold roundtable discussions where key members of our team provide insights and perspectives on individual accounts, which allow us to assess emerging opportunities quickly and holistically, all while establishing a common culture of excellence. In our digital underwriting model, our underwriters collaborate with actuarial, claims, and technology specialists to design a product offering that prioritizes underwriting discipline and profitability. We leverage technology and our flat organizational structure to mobilize our resources across the organization to promptly execute on opportunities.
Nimble and efficient platform with hybrid operating model and modern technology. We built our operating platform on a remote-first basis using leading-edge technology. We believe our hybrid operating model provides us with a significant competitive advantage, allowing us to attract and retain the best industry talent from across the country and to deploy them locally to meet our clients’ unique needs. Our cloud-based modern technology systems allow us to run day-to-day operations efficiently and integrate new tools seamlessly. We developed our pricing and analytics tools purposefully in-house and we strategically leverage third-party technology partnerships where we deem them to be more efficient. In our digital underwriting model, we use leading-edge technology that we’re able to integrate or replace quickly and expand as necessary to meeting evolving product offerings. We are unburdened by the typical legacy system issues that impact many of our competitors.

Strong balance sheet and no reserves from accident years prior to 2020. We believe our strong balance sheet is a key advantage that enables us to grow our business while delivering strong financial performance. We entered certain target markets towards the end of 2020 when competitors were confronting the potential for adverse development following multiple years of rate inadequacy and delayed recognition of social inflation. This created an environment where competitors adjusted their underwriting appetites, reduced limits, increased pricing and, in some cases, exited certain lines of business, resulting in favorable market conditions in which we were able to capitalize and build our business.
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
Opportunistically and strategically expand into new products and markets. We are focused on generating long-term value for our stockholders, which includes expanding into new products and markets. We actively evaluate new lines of business for capital deployment based on our established capabilities in the commercial specialty P&C insurance market. We believe we can leverage our distribution relationships and expertise in our Casualty, Professional Liability, Healthcare Liability and Baleen Specialty divisions to expand into adjacent lines and classes that share a similar underwriting framework. We also believe there is an attractive opportunity in the small and micro commercial lines segment, where we can generate new and profitable growth opportunities by leveraging our existing expertise, technology, and distribution relationships. Our digital underwriting model enables us to capture this opportunity efficiently, through purpose-built digital capabilities, without compromising underwriting discipline. We regularly monitor the broader market for organic expansion opportunities, where we believe there is alignment between our capabilities and our perception of attractive underlying market conditions and needs.

Maintain our underwriting-first culture across market cycles. We strive to deliver consistent and strong underwriting results across all market cycles. We take a methodical approach to building our lines of business and our distribution network. We do not chase pricing trends; we aim to get ahead of such trends by identifying leading indicators at the micro level, forming our own view of risks and executing promptly when opportunities arise. We will only pursue lines of business that align with our expertise and expected underwriting profitability. We have developed tools and resources to enable quick and accurate decision-making and to monitor alignment between our underwriting framework and bottom-line results. We believe our continuous focus on underwriting excellence, delivered through our complementary craft and digital underwriting models, will allow us to generate profitable growth through all market cycles.
Leverage expertise, technology, data and analytics to drive underwriting performance. Since the establishment of our company, we have made significant investments in technology and will continue to do so to support our growth and operational efficiencies. In our craft underwriting model, we leverage our proprietary Bowhead Risk Analysis Tools (“BRATs”) to drive efficiency, accuracy and speed in our underwriting process. BRATs allow underwriters to streamline underwriting workflows and make pricing decisions that are based on a consistent view of risk informed by our own loss experience and broader industry level developments. In both of our craft and digital underwriting models, we continue to introduce and integrate new tools into our internal system to allow our underwriters to process quotes more efficiently and perform day-to-day tasks in seamless coordination with other functions. Our goal as an organization is to build a technology stack that frees up our underwriters from performing highly repetitive, uniform tasks, which allows them to apply judgment, creativity and critical thinking to develop solutions that can be executed quickly. Our focus on developing technology, data and analytics to drive efficiency is central to our “underwriting-first” strategy.
Deliver attractive returns on capital to our stockholders. We intend to deliver attractive underwriting results, overall profitability and returns to our stockholders through underwriting expertise and disciplined risk management, supported by a conservative investment strategy, legacy-free reserves and prudent approach to capital deployment. We aim to take advantage of our strong balance sheet to deploy capital prudently and profitably across market cycles. We believe that our complementary craft and digital underwriting models will enable us to grow across market cycles, and that our underwriting-first approach will allow us to generate profitable and sustainable underwriting results over the long term.
Our Structure
Bowhead Specialty Holdings Inc. (“BSHI”) is a Delaware incorporated holding company that offers commercial specialty P&C insurance products in the U.S., focusing on casualty, professional liability, and healthcare liability risks, which are primarily written on an E&S basis. We conduct our business operations through three wholly-owned subsidiaries. BSUI is the Company’s managing general agency, holding a resident insurance license in the State of Texas, and is domiciled in the State of Delaware. BICI is the Company’s insurance company subsidiary licensed and domiciled as an admitted insurer in the State of Wisconsin. Bowhead Underwriting Services, Inc. (“BUSI”) is the Company’s services company domiciled in the State of Delaware.
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

AFMIC beneficially owns approximately 14.3% of the Company’s issued and outstanding common stock as of December 31, 2025. In addition, on May 22, 2024, in connection with our initial public offering (the “IPO”), we issued Warrants to AFMIC for the right to purchase a total of 1,670,721 shares of the Company’s common stock at an exercise price of $17.00 per share. The Warrants vest 20% per year over the five-year service period and the vested portion of the Warrants may be exercised at any time, in whole or in part, until the ten-year anniversary of the issuance dates. As of December 31, 2025, 334,144 Warrants have vested, but none have been exercised. This mutually beneficial partnership with AmFam has enabled us to grow quickly, but prudently, to take advantage of favorable market conditions, and allows us to deploy capital efficiently.
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
Marketing and Distribution
We go to market under the Bowhead and Baleen Specialty brands, leveraging the strong reputation we quickly established within the broker community. Our products are distributed through carefully selected relationships with leading distribution partners in both the wholesale and retail markets. In our Casualty and Baleen Specialty divisions, we partner exclusively with wholesale distributors, with the exception of our environmental liability business, which partners with both specialized wholesale and retail distributors, whereas in Professional Liability and Healthcare Liability, we work with a combination of wholesale and retail distribution partners. In addition, while we generally do not delegate underwriting and binding authority, we do distribute an insurance product through a program administrator in connection with a risk purchasing group to whom our Casualty division has underwritten a master policy.
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

Underwriting
We have established an underwriting-first culture, where from the top down, underwriting profitability is our “North Star.” Our products are delivered through two complementary underwriting models designed to support sustainable and profitable growth across market cycles. Our craft underwriting model is highly collaborative and customized, while our digital underwriting model, despite being a technology-powered underwriting platform emphasizing speed and consistency, involves considerable collaboration in product design and management. Our extensive underwriting expertise and carefully cultivated broker relationships allow us to provide consistent feedback and quick responses to our distribution partners, which is how we win business. We hire who we believe are best-in-class talent nationwide, with proven track records of generating underwriting profits within their respective product lines. We take pride in building a strong underwriting culture through a referral-driven recruiting approach, with many new hires having previously worked with our existing employees. Our underwriting team is led by David Newman, our Chief Underwriting Officer, who, along with our underwriting division leads, have extensive experience in the P&C industry.
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
Within our craft underwriting model, on the business that we accept, we underwrite each risk on a case-by-case basis, carefully establishing price and terms that are adequate for the underlying exposure, with disciplined parameters and strict policy limits. We often customize our policies, and our underwriters use our legal department to draft all policy forms and any endorsements that modify coverage. We predominantly write non-admitted business in the E&S market and use the flexibility of rate and form to help ensure that the risk and coverage we provide are customized to the unique needs of the market while always focusing on underwriting profitability.
To help ensure our digital underwriting model is designed for speed, consistency and scalability, there is considerable collaboration in product design and management, which is in line with our underwriting-first culture. Our underwriters work closely with actuarial, claims and technology specialists to help ensure underwriting appetites and parameters are clear and streamlined, policy endorsements are standardized, and third-party data and tools are integrated to supplement or validate submission data. In Baleen Specialty, this allows us to quickly intake, evaluate, and respond, with either declinations or a quote, in a reliable manner. In our express offerings, this means simplifying the submission and underwriting process, resulting in less time spent by our underwriters scrubbing submissions, entering data into pricing models, and issuing quotes.

Our goal as an organization is to build a technology stack that frees up our underwriters from performing highly repetitive, uniform tasks, which allows them to apply judgment, creativity and critical thinking to develop solutions that can be executed quickly. Our focus on developing technology, data and analytics to drive efficiency is central to our “underwriting-first” strategy.
Claims
Our claims team is structured to align with our underwriting divisions and is led by our Chief Claims Officer. Each of our claims team members, most of whom have extensive experience in law firms as litigation attorneys and/or claims handling experience in insurance companies, focuses on specific lines of business where they have expertise. Our claims team has significant experience in the markets in which we focus and are deeply integrated across our underwriting, actuarial and legal departments, ensuring a consistent approach to all claims matters.
We handle our claims in-house with a focus on high-touch customer service and effective management of the claims resolution process. We aim to settle claims efficiently and fairly, which we believe is a key competitive differentiator, whereby submitted claims are reviewed by a minimum of two or more members of the claims department. Our claims team works closely with our underwriting and actuarial teams, keeping them informed of claims trends, providing feedback on emerging areas of loss experience, and identifying and addressing key issues and adjusting reserves as appropriate.
Our claims system produces real-time information on open claims and regular reporting of detailed claims metrics utilized by senior leadership and the claims team. We believe that our extensive industry experience, agile culture and technology-assisted claims processes enable us to reach fair and appropriate claim resolutions for our customers.
Our approach is to promptly investigate claims and consider all aspects of each loss, provide our customers with quality claims handling and engagement throughout the claims process, promptly establish claims reserves and leverage expert legal and other external resources as needed to deliver fair outcomes across our businesses. We do not use any third-party administrators to handle claims. We believe maintaining full control of the claims-handling process allows us to meet our rigorous quality standards and manage our losses and loss adjustment expenses effectively, ultimately allowing us to win business and drive underwriting profitability.
Reserves
We maintain loss and loss adjustment case reserves for specific claims incurred and reported in addition to reserves for losses incurred but not yet reported (“IBNR”). The amount that we ultimately pay out for claims may be greater or less than the reserves we hold as disclosed in our Consolidated Balance Sheets. There is always a risk that posted reserves may prove to be inadequate or redundant. We monitor case reserves and IBNR by incorporating any new information in case reserve updates and by actuarial analysis of IBNR. Anticipated inflation is reflected implicitly in the reserving process through analysis of cost trends and the review of historical development. We do not discount our reserves for losses and loss adjustment expenses to reflect estimated present value.
When a claim is reported to us, it is assigned to a specific claim handler based on the line of business. The claim handler assigns an initial claim rating that indicates their view of potential exposure to loss based on available information at that time. Claim ratings are reviewed and updated regularly throughout the life of a claim. After an assessment of coverage, damages and any other investigations conducted, as applicable, a case reserve is then established at the appropriate time to indicate our estimated amount of ultimate loss and loss adjustment exposure. The estimate is based on the claim handler’s experience and knowledge of the nature and value of the specific type of claim. Individual case reserves are periodically adjusted, either increased or decreased, based on subsequent developments associated with each claim.
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
The parameters for the reserve adequacy exercise and monitoring are discussed and informed by the work of the independent actuarial consulting firm. These parameters include Reporting Development Patterns, Paid Development Patterns, and Initial Expected Loss Ratios, which are used in Paid and Incurred Loss Development, Bornhuetter-Ferguson Paid and Incurred, Cape Cod, and Expected Loss Ratio techniques for estimating IBNR. Indicated IBNR is derived using a weighted approach. Given our short history, reserving parameters are based on industry data and benchmarks available to and analyzed by the independent actuarial consulting firm, adjusted where appropriate to reflect our claims and underwriting practices and supplemented by our pricing model data. Over time, we expect to put increasing reliance on parameters based on our own loss data and claims practices.
Separate sets of parameters are established for lines of business by accident year. Reserving cohorts are used to group data together with similar expected reporting and payout patterns. Estimates of IBNR are calculated for lines of business and then consolidated to provide an overall picture for the company. Estimates are calculated on both a gross and a net of reinsurance basis.
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
The following table presents the development of our loss reserves calculated in accordance with generally accepted accounting principals in the United States (“U.S. GAAP”) as of December 31 for each year:

	Net Ultimate Loss and Loss Adjustment Expenses
	Calendar Year					Development
Accident Year	2021	2022	2023	2024	2025	2021 to 2022	2022 to 2023	2023 to 2024	2024 to 2025
	($ in thousands)
Prior	—	—	—	—	—	—	—	—	—
2021	$34,518	$32,212	$32,212	$25,465	$22,888	$(2,306)	$—	$(6,747)	$(2,577)
2022	—	114,066	114,066	115,824	118,507	—	—	1,758	2,683
2023	—	—	166,282	171,271	166,670	—	—	4,989	(4,601)
2024	—	—	—	248,099	254,963	—	—	—	6,864
2025	—	—	—	—	325,653	—	—	—	—
Total Reserve Development						$(2,306)	$—	$—	$2,369
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
As of December 31, 2025, we had the following significant reinsurance programs:
•For all lines, except Cyber, we use a quota share reinsurance treaty, where 26.0% of the exposure is ceded to reinsurers, and an excess of loss reinsurance treaty, which cedes 65.0% of losses in excess of $5 million up to $15 million to our reinsurers.
•Cyber, as a specialized line of business, is placed under a separate quota share structure, where 60.0% of the exposure is ceded to reinsurers. There is no separate excess of loss reinsurance program for our Cyber line of business.
•Within our Casualty division, we have an additional quota share treaty covering a portion of our commercial auto exposure in excess of $1 million up to $5 million.
Our reinsurance treaties are currently subject to caps, which range from 250% to 350% of the subject matter ceded premium, and should these caps be exceeded we would retain any losses in excess of those caps.
Our reinsurance treaties typically have 12-month terms. While we intend to renew on similar terms as expiring to maintain our desired level of net risk appetite, during each renewal cycle, we may change our coverage terms or the composition of our reinsurance panel. Currently, the quota share reinsurance treaty for Cyber renews on January 1, the commercial auto quota share treaty within our Casualty division renews March 1, while the remainder of our reinsurance treaties renew on May 1.
All reinsurance involves credit risk, since we maintain the direct obligation to pay losses incurred by our policyholders up to our policy limits. Accordingly, when selecting our reinsurers, a potential reinsurer’s financial strength is the paramount consideration. All of our reinsurance business is placed with reinsurers that have an A.M. Best rating of “A” (Excellent) or better. As of December 31, 2025, we have an allowance for credit losses of $0.2 million for our reinsurance recoverable balance.
The following table summarizes our top five reinsurers, their A.M. Best financial strength rating and percent of our total reinsurance recoverables as of December 31, 2025:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	30.1%
Endurance Assurance Corporation	A+	23.5%
Markel Global Reinsurance Company	A	18.4%
American Family Connect Property and Casualty Insurance Company	A	9.1%
Ascot Bermuda Limited	A	7.1%
All other reinsurers	At least A	11.8%
Total		100.0%

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
As of December 31, 2025, our fixed income portfolio had a weighted average effective duration of approximately 3.0 years and an average credit rating of AA. Actual maturities may differ for some securities when borrowers have the right to call or prepay obligations with or without penalties.
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
We believe our unique operating model is a competitive advantage in terms of attracting talent and maintaining our collaborative culture. Unlike other insurance companies that are trying to bring employees back to the office or that are just now learning to operate in a hybrid model, our remote-friendly operating model is, and has been, an innate part of our culture. We believe this contributes directly to our success. We believe that our employees value the flexibility of our operating model and appreciate knowing that we are not trying to change this model or require a full-time return to the office. Contrary to many companies that needed to learn a “new normal” during 2020, launching our business in a remote environment with a team-based culture encouraged our employees to communicate regularly and build virtual working habits that are now deeply ingrained in our daily practices. We believe that our organization thrives in a remote-friendly environment and our employees’ ability to work collaboratively in a remote environment is unique within our industry.
Technology Platform
We utilize technology, data and analytics efficiently throughout each stage of our craft and digital underwriting models. Our modern, cloud-based underwriting platform enables us to leverage both internally-created and third-party solutions. Within our craft underwriting model, we developed proprietary underwriting tools, BRATs, for each of the lines we write, which are further supplemented with customized third-party data. Our investments in technology focus on the development, integration and analysis of data, while our technology tools allow us to understand the underlying risks for each line of business, enabling us to provide rapid feedback to brokers on structure and price. Our technology platform is a direct result of the best practices learned from our management’s extensive prior experience at leading insurance companies. We have a new technology platform and we are not burdened by legacy systems and practices that other insurance companies face. We focus our technology investments on improving our capabilities, not on maintaining or replacing outdated systems.
Our BRATs are comprehensive tools used during our craft underwriting process to evaluate each risk. Our key business leaders leverage their respective BRATs to evaluate submissions and have built line of business-specific capabilities resulting in a custom underwriting process, capturing exposures and drivers of the losses that are relevant to each submission. Each of our craft offerings has its own unique set of BRATs. Each BRAT stores data in our core operating system for each submission, regardless of whether we ultimately write the account. The Professional Liability BRAT data is supplemented by third-party vendor data integrated directly into its algorithm. This effective data management capability has allowed us to build a large data repository of both public and private data despite our brief operating history.
Our digital underwriting model is a technology-powered underwriting platform, emphasizing speed, consistency and scalability—without compromising underwriting discipline. In Baleen Specialty, this allows us to quickly intake, evaluate, and respond, with either declinations or a quote, in a reliable manner. In our express offerings, this means simplifying the submission and underwriting process, resulting in less time spent by our underwriters scrubbing submissions, entering data into pricing models, and issuing quotes.
Our goal as an organization is to build a technology stack that frees up our underwriters from performing highly repetitive, uniform tasks, which allows them to apply judgment, creativity and critical thinking to develop solutions that can be executed quickly. Our focus on developing technology, data and analytics to drive efficiency is central to our “underwriting-first” strategy.
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

Licensing
BSUI, as well as certain designated employees of BUSI, must be licensed to act as insurance producers or adjusters, as applicable, by insurance regulatory authorities in the states where they operate. Such insurance regulatory authorities are vested in most cases with relatively broad discretion as to the granting, denying, revocation, suspension and renewal of licenses.
BICI is an insurance company licensed and domiciled in the State of Wisconsin and is primarily regulated by the Office of the Commissioner of Insurance of Wisconsin (the “Wisconsin OCI”). BICI reinsures specialty property and casualty insurance products offered on both an admitted and non-admitted basis, depending on the specific product and market segment. Under this structure, BICI is not required to be licensed in states or jurisdictions other than Wisconsin. Admitted product rates and forms are highly regulated, while non-admitted insurance is subject to considerably less regulation with respect to policy rates and forms. Currently, BICI assumes 100% of the premium underwritten by BSUI on behalf of certain AmFam insurance company subsidiaries, which is predominantly written on a non-admitted basis.
Insurance Holding Company Regulation
We are subject to the insurance holding company laws of Wisconsin, which require BICI to register with the Wisconsin OCI and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of BICI. As part of this regulatory framework, BICI is also required to file periodic reports regarding enterprise risk within the holding company system that could pose a material risk to BICI. These statutes provide that all transactions among members of a holding company system must be fair and reasonable and, if material or of specified types, such transactions require prior notice and approval or non-disapproval by the Wisconsin OCI.
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

Restrictions on Paying Dividends
Substantially all of our operations are conducted through our wholly-owned insurance and service company subsidiaries. Consequently, our ability to pay dividends to stockholders and meet our debt payment obligations is largely dependent on dividends and other distributions from BICI and our other operating companies. BICI’s ability to pay dividends is restricted under the insurance laws and regulations of its domiciliary state and may only be paid from unassigned surplus. Under the insurance laws of Wisconsin, an insurer may make an ordinary dividend payment if its surplus as regards to policyholders, following such dividend, is reasonable in relation to its outstanding liabilities, is adequate to its financial needs and does not exceed the insurer’s unassigned surplus. However, no insurer may pay an extraordinary dividend without the approval or non-disapproval of the Wisconsin OCI. An extraordinary dividend is defined under Wisconsin law as a dividend whose fair market value, together with other dividends paid within the preceding 12 months, exceeds the lesser of (i) 10.0% of the insurer’s surplus with regard to policyholders as of the preceding December 31 or (ii) the greater of (A) the insurer’s net income for the calendar year preceding the date of the dividend, minus realized capital gains for that calendar year, or (B) the aggregate of the insurer’s net income for the three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid within the first two of the preceding three calendar years. As of December 31, 2025, the maximum amount of dividends BICI could pay without regulatory approval was $34.1 million.
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
Regulators have also focused on cybersecurity and AI risks. Wisconsin has enacted the NAIC Insurance Data Security Model Law, which requires insurers to maintain comprehensive cybersecurity programs, investigate and report events, and implement governance and risk management controls. In March 2025, the Wisconsin OCI adopted the NAIC Model Bulletin on the Use of AI Systems by insurance companies, which establishes expectations for governance, oversight, and risk management of AI-enabled processes in underwriting, pricing, claims, and fraud detection. As of December 31, 2025, 24 states and the District of Columbia have adopted substantially similar AI guidance. Failure to comply with these regulatory expectations could result in increased compliance costs, operational limitations, and regulatory inquiries.

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
In December 2025, the Executive Branch issued an Executive Order establishing a policy to create a minimally burdensome national policy framework for artificial intelligence (“AI”) and directing federal agencies to identify and potentially challenge state AI laws that conflict with federal policy. The Executive Order creates a Department of Justice AI Litigation Task Force and directs the Federal Trade Commission and Federal Communications Commission to consider federal AI standards that could preempt conflicting state laws. The Executive Order does not specifically exempt state insurance regulation from potential federal preemption efforts. The NAIC has expressed concern that the Executive Order could introduce legal uncertainty affecting state regulation of insurers' use of AI. The ultimate impact of this Executive Order on state insurance regulation of AI, including the AI governance bulletins adopted by Wisconsin and other states, remains uncertain and will depend on subsequent federal agency action, potential litigation, and any legislative developments.

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
Periodic Financial and Market Conduct Examinations
The Wisconsin OCI, BICI’s domiciliary state insurance regulator, is authorized to conduct on-site visits and examinations of the affairs of BICI, including its financial condition, its relationships and transactions with affiliates and its dealings with policyholders, every three to five years, and may conduct special or targeted examinations to address particular concerns or issues at any time. Insurance regulators of other states in which we do business in the future also may conduct examinations. These examinations assess an insurer’s financial condition, compliance with statutory accounting and reporting requirements, enterprise risk, management controls, and prospective risks that could materially affect the insurer’s financial condition. Recent regulatory examinations have increasingly included assessments of enterprise risk management, cybersecurity programs, and the use of AI in insurance operations, in addition to traditional financial and market conduct reviews.

The results of these examinations can give rise to regulatory orders requiring remedial, injunctive or other corrective action. Insurance regulatory authorities have broad administrative powers to restrict or revoke licenses to transact business and to levy fines and monetary penalties against insurers and insurance agents and brokers found to be in violation of applicable laws and regulations.
The Wisconsin OCI completed it’s most recent periodic financial examination of BICI as of December 31, 2023, and issued the report in March 2025.

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
Quarterly and Annual Financial Reporting
Our insurance company subsidiary is required to file quarterly and annual financial reports with state insurance regulators using Statutory Accounting Principles (“ SAP”) rather than U.S. GAAP. In keeping with the intent to assure policyholder protection, SAP emphasizes solvency considerations. For a summary of the significant differences for our insurance company subsidiary between SAP and U.S. GAAP, see Note 19, “Insurance – Statutory Information,” in our Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Risk-Based Capital
Risk-based capital (“RBC”) laws are designed to assess the minimum amount of capital that an insurance company needs to support its overall business operations and to help ensure that it has an acceptably low expectation of becoming financially impaired. State insurance regulators use RBC to set capital requirements, considering the size and degree of risk taken by the insurer and taking into account various risk factors including asset risk, credit risk, underwriting risk and interest rate risk. As the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, the RBC laws provide for increasing levels of regulatory intervention culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level.
Wisconsin has largely adopted the model legislation promulgated by the NAIC pertaining to RBC, and requires annual reporting by Wisconsin-domiciled insurers to confirm that the minimum amount of RBC necessary for an insurer to support its overall business operations has been met. Wisconsin-domiciled insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation by the Wisconsin OCI. Furthermore, BICI is required to maintain a ratio of total adjusted capital to authorized control level risk-based capital of not less than 400% under the Wisconsin OCI Stipulation and Order. Failure to maintain our risk-based capital at the required levels could adversely affect the ability of BICI to maintain the regulatory authority necessary to conduct our business. See “Risk Factors—We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines, suspensions, revoking licenses, orders to cease and desist operations and criminal prosecution, which may adversely affect our financial condition and results of operations.”
In addition to statutory RBC reporting, Wisconsin regulators review BICI’s capital adequacy in the context of enterprise risk and group capital filings, including under the NAIC’s Group Capital Calculation methodology. These assessments help ensure that BICI maintains sufficient capital to support both current operations and projected risk exposures.

IRIS Ratios
The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial.
Human Capital
As of December 31, 2025, we employed 296 employees. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement.
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
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information about the Company. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our website, ir.bowheadspecialty.com, as soon as reasonably practicable after they are filed electronically with the SEC. In addition, our website, contains corporate governance information, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee and the Compensation, Nominating and Corporate Governance Committee of our Board of Directors. The information on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this report.

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

•Trade relations between the United States and other countries, including the imposition of new or increased tariffs, could have an adverse effect on our insureds, business and financial results.
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
•Artificial intelligence is an evolving and rapidly growing technology
•We may change our underwriting guidelines or our strategy without your approval.
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
•Our failure to comply with the terms of our credit facility or senior notes indenture, including as a result of events beyond our control, could result in an event of default that could affect our business, financial condition, and results of operations.

•Our current debt and our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.
•The indenture governing our senior notes and our credit facility contain restrictions on our ability to operate our business and pursue our business strategies.
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
Our underwriting success depends on our ability to accurately assess the risks associated with the business we write and retain. E&S insurance covers risks that are typically more complex and unusual than standard risks and require a high degree of specialized underwriting. As a result, E&S risks often do not fit the underwriting criteria of standard insurance carriers, and are generally considered higher risk than those covered in the standard market. We rely on the experience of our underwriting staff in assessing those risks. If we misunderstand the nature or extent of the risks, we may fail to establish appropriate premium rates or terms and conditions which could adversely affect our financial results. In addition, our employees, including members of management and underwriters, make decisions and choices in the ordinary course of business that involve exposing us to risk.
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

The rapid evolution of AI and technology in general may alter the competitive landscape. While we expect to continue to leverage technology, data, and analytics efficiently, it is possible that competitors will leverage AI and technology solutions more effectively which may adversely impact our competitive position. Competitors could enter the insurance market and further accelerate these trends. Our competitive position could be adversely impacted if we are unable to deploy, in a cost effective and competitive manner, technology or if our competitors collect and use data which we do not have the ability or access to utilize. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. Additionally, the possibility of federal regulatory reform of the insurance industry could increase competition from standard carriers.
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
As of December 31, 2025, AmFam owns approximately 14.3% of our common stock. We leverage AmFam’s legal entities, ratings and licenses through the MGA Agreements and the Quota Share Agreement. Through our MGA Agreements, BSUI underwrites premiums on behalf of the AmFam Issuing Carriers. Through the Quota Share Agreement, as of December 31, 2025, AmFam cedes 100.0% of this risk, along with the premiums to BICI and receives a ceding fee that is 2.75% on net premiums assumed. This ceding fee will increase to 3.25% on May 23, 2026 and 5.0% on May 23, 2027. Separately, an AmFam subsidiary also negotiates reinsurance terms for its participation in our outward reinsurance program. Through our MGA Agreements, we also provide underwriting and claims handling services from BSUI to the AmFam Issuing Carriers. In essence, we originate business on the paper of AmFam through BSUI writing policies issued by AmFam under the name of AmFam and reinsure 100.0% of the insurance business we originate to BICI, since we do not currently have the ratings to write policies under our own name and on our own paper. As a result, we rely on our strategic partnership with AmFam and any inability to maintain our strategic relationship with AmFam would materially adversely affect our business. These contractual arrangements may terminate or be terminated under certain circumstances and there can be no assurance that this strategic relationship will continue in the future, including on the same or similar terms, and if not, that we would be able to find a suitable replacement or another strategic partnership on favorable terms if at all. In the event that the MGA Agreements were terminated and we were not able to find another carrier with similar financial strength ratings with which we could partner, our ability to write new and renewal business would be significantly impacted as the amount of business we could write directly on BICI paper without BICI having its own standalone financial strength rating from A.M. Best would be de minimis. See “––We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.”
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
We do not currently have a standalone A.M. Best rating for BICI. However, our strategic partner, AmFam and the AmFam Issuing Carriers, have an “A” (Excellent) financial strength rating and a XV financial size category from A.M. Best as of December 31, 2025. A downgrade or withdrawal of AmFam’s financial strength rating or reduction in its financial size category could result in any of the following consequences, among others:
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
We distribute the majority of our products through a select group of brokers. For the twelve months ended December 31, 2025, 70.3%, or $606.6 million, of our gross written premiums were distributed through four of our approximately 67 brokers.
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
We distribute an excess umbrella insurance product through a program administrator in connection with a risk purchasing group to whom we have issued a master policy. This program administrator is affiliated with one of our wholesale brokers and the program is renewed on an annual basis. This program represents a significant portion of our overall premium, and if not renewed, could have a material adverse effect on our results of operations.
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
Due to our limited operating history, we have generated limited amounts of our own data and instead must rely on data from third parties. We use data from third parties in our BRATs and other underwriting tools as part of our underwriting process to evaluate risks and estimate losses. We rely on these third parties to help ensure that the data they provide is accurate. Inaccurate data could affect our ability to effectively estimate losses, resulting in actual losses that are materially different from our estimates, which could have an adverse impact on our business, financial condition and results of operations.
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
The reinsurance contracts into which we enter to help manage our risks require us to pay premiums to the reinsurance carriers who will in turn reimburse us for a portion of covered policy claims. In many cases, a reinsurer will be called upon to reimburse us for policy claims many years after we paid insurance premiums to the insurer. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our financial risk. However, our reinsurers may not pay claims we incur on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, political and/or regulatory prohibitions, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. In addition, if reinsurers consolidate, such reinsurers’ willingness to pay claims in the same timely manner as prior to such consolidation may change. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly and uncertain of success. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition. As of December 31, 2025, we had $399.7 million of aggregate reinsurance recoverables; 100% of these reinsurance recoverables were derived from reinsurers currently with an “A” (Excellent) financial strength rating from A.M. Best, or better.
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
In addition, while we generally do not delegate underwriting and binding authority, we do distribute an insurance product through a program administrator in connection with a risk purchasing group to whom our Casualty division has underwritten a master policy. See “Business—Marketing and Distribution” for additional information. While this program administrator is contractually obligated to follow our underwriting guidelines, it can issue individual certificates of insurance to policyholders without receiving our approval for each individual risk. If this program administrator takes excessive risks and fails to comply with our underwriting guidelines and the terms of its appointment, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance product or estimated our potential losses and loss adjustment expenses. Such actions and excessive risk taking by the program administrator could adversely affect our results of operations.
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

BICI is required to comply with the SAP. SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted and adopted on a state level, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.
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
In addition, the NAIC has developed IRIS, which is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Insurance regulators will generally begin to investigate, monitor or make inquiries of an insurance company if four or more of the company’s ratios fall outside the usual ranges. Although these inquiries can take many forms, regulators may require the insurance company to provide additional written explanation as to the causes of the particular ratios being outside of the usual range, the actions being taken by management to produce results that will be within the usual range in future years and what, if any, actions have been taken by the insurance regulator of the insurers’ state of domicile. Regulators are not required to take action if an IRIS ratio is outside of the usual range, but depending upon the nature and scope of the particular insurance company’s exception (for example, if a particular ratio indicates an insurance company has insufficient capital) regulators may act to reduce the amount of insurance the company can write or revoke the insurer’s certificate of authority and may even place the company under supervision.
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
A change in law, including relating to certain perils for which we write insurance or reinsurance, may have a significant impact on our ability to respond to certain events, including the manner and time frame for processing claims, the development of claim severity or the interpretation of the underlying policies. For example, plaintiff attorneys have been lobbying states to pass statutes prohibiting insurers from issuing defense within limits policies, particularly in the medical malpractice space, and Nevada has enacted a statute to that effect. If such a statute were to pass in a jurisdiction in which we operate, that would impede our ability to accurately price such policies. Additionally, new laws or regulations, may curtail the use of particular types of information underwriter consider when evaluating a risk. For example, geographic crime or credit scoring is considered by our underwriters for certain lines of business. Some consumer groups and/or regulators have alleged that the use of credit scoring violates the law by discriminating against persons belonging to a protected class and are calling for the prohibition or restrictions on the use of credit scoring in underwriting and pricing. If such prohibitions extended to criteria we currently utilize to evaluate risks, our ability to underwrite or price those exposures would be limited. In addition, the statute of limitations for certain types of claims have been extended in certain states, such as New York through the Adult Survivors Act, and this could retroactively extend the period for which an insurance company has exposure. Changes in law and practice, including relating to certain perils for which we write insurance or reinsurance, may have a material adverse effect on our business, financial condition, results of operations and prospects.

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
As a company with a remote-friendly operating model, our business is highly dependent on our information technology and telecommunications systems, including our underwriting systems. We rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments and to prepare internal and external financial statements. We also rely on our information and telecommunications systems for employees to interact with each other within the company, as most employees work on a remote basis a majority of their time as opposed to in physical offices. Because some of these systems may include or rely on third-party systems provided by third party service providers and/or not located on our premises or under our control including cloud-based, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. Business interruptions and failures of controls could also result if our internal systems do not interface with each other as intended or if changes to such systems or our other business processes.
We and our service providers face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of systems and confidential information, including vulnerabilities that could be exploited by threat actors in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services. The risk of a data security breach or a disruption has generally increased in frequency, intensity and sophistication, and increased use of AI may heighten these risks. Techniques used to compromise or sabotage systems change frequently, may originate from less regulated and remote areas of the world and be difficult to detect and generally are not recognized until launched against a target. Events such as natural catastrophes, terrorist attacks, industrial accidents, computer viruses, ransomware, a security breach by an unauthorized person, employee error, malfeasance, faulty password management or other irregularity and other cyber-attacks may cause our systems to fail or be inaccessible for extended periods of time. We have implemented management, operational, and technical security controls designed to identify, protect, detect, respond to and recover from breaches of security, such as business contingency plans and other reasonable plans to protect our systems, whether housed internally or through third-party cloud services. In addition, while we generally monitor vendor risk, including the security and stability of our critical vendors, we may fail to properly assess and understand the risks and costs involved in the third-party relationships. However, we cannot guarantee that these measures will be effective and sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business. Even if the vulnerabilities that may lead to the foregoing are identified, we may be unable to adequately investigate or remediate due to attackers using tools and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence.
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
Artificial intelligence is an evolving and rapidly growing technology.
The rapid evolution of AI could exacerbate the information technology related risks described above, as well as alter the competitive landscape. While we anticipate that we will continue to research and implement AI-based technology solutions to both mitigate risk and increase efficiency, it is possible that bad actors may exploit vulnerabilities associated with such technology. Although we do not currently utilize generative AI tools, we may in the future. We are aware that generative AI tools may respond with inaccurate or fabricated information, introduce bias or fail to provide traceability of source information. We have implemented processes to identify when generative AI tools may be utilized and in what capacities, including if it could be utilized in primary decision processes. We will continue to look for opportunities to deploy AI tools to assist with our business but cannot guarantee that the associated risks will be completely eliminated.

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
We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. However, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify, hire, train and develop qualified employees and effectively incorporate the components of any business we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations. We also have a restriction in the AmFam Quota Share Agreement concerning the amount of gross written premium we can write on behalf of the AmFam Issuing Carriers through the MGA Agreement. An inability to amend the AmFam Quota Share Agreement or find an alternative issuing carrier may also limit our potential growth.
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
Our failure to comply with the terms of our credit facility or senior notes indenture, including as a result of events beyond our control, could result in an event of default that could affect our business, financial condition, and results of operations.
The Company has a Credit Agreement (the “2025 Credit Agreement”) with PNC Bank, National Association, as administrative agent, swingline lender and issuing bank. The 2025 Credit Agreement provides for a senior secured revolving credit facility (the “2025 Facility”) in the aggregate principal amount of $35 million, which includes a $5 million sub-facility for letters of credit, and an accordion feature permitting the Company to request a one-time increase in total commitments of up to $15 million, subject to lender participation. The Company also completed a public offering of $150 million aggregate principal amount of its 7.75% Senior Notes due 2030 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of November 25, 2025 (the “Base Indenture”), as supplemented by a First Supplemental Indenture, dated as of November 25, 2025 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). If there was an event of default under the 2025 Facility or the Indenture, all amounts outstanding with respect to those debts can be caused to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowing under the 2025 Facility or the Indenture if accelerated upon an event of default. Furthermore, if we are unable to repay, refinance, or restructure 2025 Facility, the lenders under the 2025 Facility could proceed against the collateral granted to them to secure such indebtedness, which could force us into bankruptcy or liquidation. As a result, any default by us on our debt could have a materially adverse effect on our business, financial condition, and results of operations.
Our current debt and our ability to incur a substantial level of indebtedness may reduce our financial flexibility, affect our ability to operate our business, and divert cash flow from operations for debt service.
As of December 31, 2025, we had $150 million in aggregate outstanding principal balance under the Indenture. As of December 31, 2025, we did not have any borrowings outstanding under the 2025 Facility.
We have incurred substantial indebtedness under the Indenture and may incur substantial indebtedness under the 2025 Facility, or other debt instruments in the future, and, if we do so, the risks related to our level of indebtedness could increase. Our future borrowings will require interest payments and will need to be repaid or refinanced, which could require us to divert funds identified for other purposes to debt service and could create additional cash demands or impair our liquidity position and add financial risk. We may also sell additional debt or equity securities to help repay or refinance our borrowings. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us or at all.
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

Although interest payable on the Senior Notes is at a fixed rate, borrowings under the 2025 Facility bear interest at variable rates based on prevailing conditions in the financial markets, and changes to such variable market rates may affect both the amount of cash we must pay for interest as well as our reported interest expense. Assuming the 2025 Facility were to be fully drawn, a 100-basis point increase to the applicable variable rate of interest would increase the amount of interest expense by $0.35 million per annum. If we are unable to generate sufficient cash flows to pay the interest expense on our debt, future working capital, borrowings, or equity financing may not be available from which to pay or refinance such debt.
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
The 2025 Facility and Indenture contain restrictions on our ability to operate our business and to pursue our business strategies.
The Indenture and/or 2025 Facility restrict, subject to certain exceptions, among other things, our ability and the ability of our subsidiaries to:
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

You cannot be certain that an active trading market for our common stock will continue.
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
As of December 31, 2025, we have an aggregate of approximately 32,783,451 shares of our common stock outstanding. Of these outstanding shares, all of the shares sold in our IPO and subsequent secondary offering that closed on October 25, 2024 (the “Secondary Offering”) and block trade under taken by GPC Fund that closed on August 8, 2025 are freely tradable without restriction or further registration under the Securities Act, unless such shares are held by our directors, executive officers, or any of our affiliates, as that term is defined in Rule 144 under the Securities Act (“Rule 144”). Shares of common stock held by AFMIC and GPC Fund, our directors and our executive officers are “restricted securities” within the meaning of Rule 144. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In connection with our IPO, we entered into a Registration Rights Agreement with GPC Fund, AFMIC and our Chief Executive Officer, pursuant to which the stockholders party to that agreement and their permitted transferees may require us to register the offer and sale of all or a portion of their shares of our common stock under the Securities Act, subject to certain customary conditions and exclusions. Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline and may make it more difficult for us to sell equity or equity-linked securities in the future at a time and at a price that we deem necessary or appropriate.
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
We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors, and will depend on, among other things, general and economic conditions, our financial condition, results of operations, capital requirements, general business conditions, legal, tax and regulatory limitations, contractual restrictions and other factors that our board of directors considers relevant. In addition, our ability to pay dividends on our capital stock is limited by the terms of the 2025 Credit Agreement and may be further restricted under the terms of any future debt or preferred securities or future credit facility. See “Dividend Policy.”
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
Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may have an anti-takeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions will provide for, among other things:
•a classified board of directors, subject to a seven-year sunset from the time of our IPO, as a result of which our board of directors will initially be divided into three classes, with each class serving for staggered three-year terms;
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
As of December 31, 2025, GPC Fund and AFMIC own, in the aggregate, approximately 41.7% of our outstanding common stock. So long as GPC Fund and AFMIC own a significant amount of our outstanding common stock, GPC Fund and AFMIC may exert significant voting influence over us and our corporate decisions, including any matter requiring stockholder approval regardless of whether others believe that the matter is in our best interests. For example, GPC Fund and AmFam may exert significant influence over the vote in any election of directors and any amendment of our certificate of incorporation. In addition, in connection with our IPO, we entered into the Board Nominee Agreement and the Investor Matters Agreement, which grant GPC Fund and AFMIC respectively rights to nominate individuals to our board of directors.

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
Cybersecurity is a shared responsibility across the Company, and all our employees are subject to periodic email phishing simulation campaigns and mandatory quarterly cybersecurity training to enhance awareness and readiness against potential common cyber threats. Certain roles require additional role-based, specialized cybersecurity training, such as tabletop exercises to help ensure proactive preparation and effective coordination in the event of a security incident. We conduct tabletop exercises annually or as needed to review our incident response plan, as well as to identify and prioritize opportunities for improvement within our cybersecurity program and associated security controls. To help protect our data and information systems, we maintain Company-wide cybersecurity policies and procedures regarding encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and internet, social media, email, and wireless device usage. Our IT and InfoSec teams review and update such policies and procedures to adapt to the evolving cybersecurity threat landscape, industry best practices, and regulatory updates. Our CISO conducts thorough reviews of these updates on an annual basis or as needed to help ensure their continued relevance and effectiveness in safeguarding the Company’s assets and business interests.
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
As of February 19, 2026, there were approximately 38 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of our total stockholders.

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
Stock Performance Graph
The following performance graph compares the cumulative total stockholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Russell 2000 Index and (3) the cumulative total returns to the Standard & Poor's Composite 1500 Property & Casualty Insurance Index for the period from May 23, 2024 (the date our common stock began trading on the NYSE) through December 31, 2025.
The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
5/23/2024
12/31/2024
12/31/2025
Bowhead Specialty Holdings Inc.
Russell 2000 Index
S&P Composite 1500 P&C Insurance Index

	May 23, 2024	December 31, 2024	December 31, 2025
Bowhead Specialty Holdings Inc.	$100.00	$149.24	$119.92
Russell 2000 Index	$100.00	$108.87	$121.16
S&P Composite 1500 P&C Insurance Index	$100.00	$111.98	$119.79
Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Issuer Repurchase of Equity Securities
The table below provides information regarding the number of common stock repurchased in the quarter ended December 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1-31, 2025	200	$24.21	—	—
November 1-30, 2025	—	$—	—	—
December 1-31, 2025	—	$—	—	—
Total	200		—
__________________
(1)     Represents shares repurchased from employees to satisfy personal withholding tax liabilities that arise on the vesting of restricted stock units.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Year ended December 31, 2024 compared to year ended December 31, 2023
For a discussion of our year ended December 31, 2024 results and a comparison between the years ended December 31, 2024 and 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
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
We offer commercial specialty P&C insurance products to policyholders that vary in size, industry and complexity, focusing on casualty, professional liability, and healthcare liability risks. Our products are delivered through two complementary underwriting models designed to support sustainable and profitable growth across market cycles: a “craft” model for large, complex, higher-severity risks, and a “digital” model for smaller, simpler, and scalable business.
Our craft underwriting model, Bowhead’s foundation, relies on experienced underwriters who apply deep technical expertise and long-standing broker relationships to deliver tailored solutions for complex, non-standard, and higher-severity risks. Our digital underwriting model, including Baleen Specialty and other small-business offerings, a capability we call “express”, emphasizes speed, consistency, and disciplined decision making through clear appetites, standardized products, and technology-enabled execution for small risks—without compromising underwriting discipline. While Baleen Specialty targets small, distressed, or hard-to-place risks with more restrictive coverage, our express offerings enhance Bowhead’s existing products by simplifying the submission, underwriting, and servicing for small and mid-sized accounts.

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
Net realized investment gains (losses)
Net realized investment gains (losses) are a function of the difference between the amortized cost of securities sold and the proceeds received by the Company upon the sale of a security. Unrealized investment gains (losses) on fixed maturity securities are recorded within accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
Other insurance-related income
Other insurance-related income represent fees associated with the issuance of policies and revenue we receive for providing insurance-related services.
Non-operating expenses
Non-operating expenses represent expenses related to various transactions that we consider to be unique and non-recurring in nature, such as expenses related to our IPO and secondary offerings, and other such offerings or registrations.
Warrant expense
Warrant expense represents compensation costs for warrants issued to AmFam for the right to purchase shares of the Company’s common stock.

Interest expense and financing fees
Interest expenses and fees represent certain costs associated with our senior unsecured notes and senior secured revolving credit facilities.
Loss on extinguishment of credit facility
Loss on extinguishment of credit facility represents fully expensed, previously unamortized deferred issuance costs associated with the termination of our 2024 senior unsecured credit facility.
Foreign exchange losses (gains)
Foreign exchange losses (gains) represent the remeasurement of a non-U.S. dollar operating expense to U.S. dollars due to the fluctuations in the exchange rate. The change in the liability due to the fluctuations in the exchange rate are included within the Consolidated Statements of Income and Comprehensive Income at the end of each period.
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
Underwriting income is a non-GAAP financial measure defined as income before income taxes excluding the impact of net investment income, net realized investment gains (losses), other insurance-related income, non-operating expenses, warrant expense, interest expenses and financing fees, loss on extinguishment of credit facility, foreign exchange losses (gains), and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income to income before income taxes, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of net realized investment gains (losses), non-operating expenses, loss on extinguishment of credit facility, foreign exchange losses (gains), and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted net income to net income, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
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

Results of Operations
Year ended December 31, 2025 compared to year ended December 31, 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$862,806	$695,717	$167,089	24.0%
Ceded written premiums	(304,619)	(244,295)	(60,324)	24.7%
Net written premiums	$558,187	$451,422	$106,765	23.7%

Revenues
Net earned premiums	$491,677	$385,111	$106,566	27.7%
Net investment income	57,827	40,121	17,706	44.1%
Net realized investment gains (losses)	43	(16)	59	368.8%
Other insurance-related income	2,042	444	1,598	359.9%
Total revenues	551,589	425,660	125,929	29.6%

Expenses
Net losses and loss adjustment expenses	328,022	248,099	79,923	32.2%
Net acquisition costs	46,513	32,397	14,116	43.6%
Operating expenses	102,264	89,112	13,152	14.8%
Non-operating expenses	1,425	2,807	(1,382)	(49.2)%
Warrant expense	3,142	1,917	1,225	63.9%
Interest expense and financing fees	2,012	725	1,287	177.5%
Loss on extinguishment of credit facility	862	—	862	NM
Foreign exchange losses	50	68	(18)	(26.5)%
Total expenses	484,290	375,125	109,165	29.1%

Income before income taxes	67,299	50,535	16,764	33.2%
Income tax expense	(13,513)	(12,292)	(1,221)	9.9%
Net income	$53,786	$38,243	$15,543	40.6%

Key Operating and Financial Metrics:
Underwriting income(1)	$14,878	$18,236	$(3,358)	(18.4)%
Adjusted net income(1)	55,598	42,686	12,912	30.2%
Loss ratio	66.7%	64.4%
Expense ratio	29.8%	31.4%
Combined ratio	96.5%	95.8%
Return on equity	13.1%	13.6%
Adjusted return on equity(1)	13.6%	15.2%
Diluted earnings per share	$1.59	$1.29
Diluted adjusted earnings per share(1)	$1.65	$1.44
__________________
(1) Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.

Premiums
The following table presents gross written premiums by underwriting division for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	% of Total	2024	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$550,666	63.8%	$431,817	62.1%	$118,849	27.5%
Professional Liability	174,419	20.2%	160,651	23.1%	13,768	8.6%
Healthcare Liability	116,290	13.5%	101,619	14.6%	14,671	14.4%
Baleen Specialty	21,431	2.5%	1,630	0.2%	19,801	1214.8%
Gross written premiums	$862,806	100.0%	$695,717	100.0%	$167,089	24.0%
Gross written premiums increased $167.1 million, or 24.0%, to $862.8 million for the year ended December 31, 2025 from $695.7 million for the year ended December 31, 2024. The increase in gross written premiums was driven by our increasing renewal book and the continued growth in our platform across all four divisions. Our Casualty division led the growth, primarily from our Excess Casualty portfolio, followed by the growth in our Baleen Specialty division.
For the years ended December 31, 2025 and 2024, E&S(1) business made up 80.0% and 79.8% of gross written premiums, respectively, while admitted business made up 20.0% and 20.2%, respectively. The 0.2 point increase in the proportion of E&S premiums was driven by the increase in proportion of Casualty division premiums, where policies are primarily written on an E&S basis, and the increase in proportion of Baleen Specialty division premiums, where policies are exclusively written on an E&S basis.
Net written premiums increased $106.8 million, or 23.7%, to $558.2 million for the year ended December 31, 2025 from $451.4 million for the year ended December 31, 2024. The increase in net written premiums was primarily due to the growth in gross written premiums for the year ended December 31, 2025. This growth was partially offset by the increase in ceded written premiums, driven by the cessions to the commercial auto quota share treaty and the increase in the proportion of Casualty subject gross written premium compared to the prior year.
Net earned premiums increased $106.6 million, or 27.7%, to $491.7 million for the year ended December 31, 2025 from $385.1 million for the year ended December 31, 2024. The increase was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.

(1) E&S % previously disclosed did not include business written on a facultative reinsurance basis, which is free of rate and policy form restrictions, and provides the flexibility to rapidly adjust to emerging market opportunities.

Loss ratio
The following table summarizes the components of our loss ratio for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$325,653	66.2%	$248,099	64.4%
Prior accident year	2,369	0.5%	—	—%
Total	$328,022	66.7%	$248,099	64.4%
Our net loss ratio was 66.7% for the year ended December 31, 2025 compared to 64.4% for the year end December 31, 2024, or an increase of 2.3 points.
The 1.8 point increase in our current accident year loss ratio was due in part to higher expected loss ratios on certain reserves within Professional Liability and Healthcare Liability to align more closely with industry expected loss ratios and our own limited loss experience. The increase was also due to mix changes in our portfolio, where Casualty, which had comparatively higher expected loss ratios, comprised a larger proportion of our net earned premiums compared to the prior year.
The 0.5 point increase in our prior accident year loss ratio was due to expected loss ratios applied to audit premiums fully earned in the year, but associated with prior accident years. This increase was not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims. We are simply putting loss reserves into the appropriate accident year regardless of when the premiums are billed and earned. As part of our annual independent actuarial reserve review, we also reallocated prior accident year loss reserves between accident years and by division, primarily from Casualty to Professional Liability, resulting in no prior accident year development on an aggregate basis.
Due to Bowhead’s limited loss experience, we continue to hold expected loss ratios that rely on development patterns and other inputs primarily based on industry data.
See Note 6, “Reserves for Losses and Loss Adjustment Expenses” in our Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Expense ratio
The following table summarizes the components of our expense ratio for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$46,513	9.5%	$32,397	8.4%
Operating expenses	102,264	20.8%	89,112	23.1%
Less: Other insurance-related income	(2,042)	(0.4)%	(444)	(0.1)%
Total	$146,735	29.8%	$121,065	31.4%

Our expense ratio was 29.8% for the year ended December 31, 2025 compared to 31.4% for the year ended December 31, 2024, a decrease of 1.6 points.
The decrease in our expense ratio for the year ended December 31, 2025 was primarily driven by the 2.3 point decrease in our operating expenses ratio and a 0.3 point increase in other insurance-related income, which contributed to the lowering of our expense ratio. These improvements were partially offset by the 1.1 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses.
The increase in our net acquisition costs ratio was driven by an increase in earned broker commissions due to changes in our portfolio mix and, to a lesser extent, the increase in Ceding Fee we pay to AmFam. Gross acquisition costs as a percentage of gross earned premiums was 16.3% for the year ended December 31, 2025 compared to 15.7% for the year ended December 31, 2024, and ceded earned commissions as a percentage of ceded earned premium was 29.1% for the year ended December 31, 2025 compared to 29.0% for the year ended December 31, 2024.
Combined ratio
The combined ratio was 96.5% for the year ended December 31, 2025, compared to 95.8% for the year ended December 31, 2024. The 0.7 point increase was due to the 2.3 point increase in the loss ratio, partially offset by the 1.6 point decrease in the expense ratio.
Return on equity
Return on equity was 13.1% for the year ended December 31, 2025, compared to 13.6% for the year ended December 31, 2024. The 0.5 point decrease was mainly due to the $128.6 million increase in average mezzanine equity and stockholders’ equity, primarily due to the $131.0 million of net proceeds received from the IPO for the year ended December 31, 2024, along with the increase in retained earnings and accumulated other comprehensive income (loss). The increase in average mezzanine equity and stockholders’ equity was partially offset by a 40.6% increase in net income for the year ended December 31, 2025.
Investing results
Net investment income increased $17.7 million, or 44.1%, to $57.8 million for the year ended December 31, 2025 from $40.1 million for the year ended December 31, 2024. The increase in net investment income is primarily due to a higher average balance of investments for the year ended December 31, 2025 and, to a lesser extent, higher yields on invested assets.
Income tax expense
Income tax expense was $13.5 million for the year ended December 31, 2025, compared to $12.3 million for the year ended December 31, 2024. Our effective tax rate was 20.1% for the year ended December 31, 2025, compared to 24.3% for the year ended December 31, 2024. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to research and develop credits net of related uncertain tax position reserves, excess tax benefits from the vesting of stock-based compensation, and state and local income and franchise taxes, partially offset by estimated non-deductible excess officer compensation and non-deductible expenses.

Reconciliation of Non-GAAP Financial Measures
Underwriting income
We define underwriting income as income before income taxes excluding the impact of net investment income, net realized investment gains (losses), other insurance-related income, non-operating expenses, warrant expense, interest expenses and financing fees, loss on extinguishment of credit facility, foreign exchange losses (gains), and certain strategic initiatives. Underwriting income represents the pre-tax profitability of the Company's underwriting operations and allows us to evaluate our underwriting performance without regard to net investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for income before income taxes calculated in accordance with U.S. GAAP, and other companies may define underwriting income differently.
Underwriting income for the years ended December 31, 2025 and 2024 reconciles to income before income taxes as follows:

	Years Ended December 31,
	2025	2024
	($ in thousands)
Income before income taxes	$67,299	$50,535
Adjustments:
Net investment income	(57,827)	(40,121)
Net realized investment (gains) losses	(43)	16
Other insurance-related income	(2,042)	(444)
Non-operating expenses	1,425	2,807
Warrant expense	3,142	1,917
Interest expense and financing fees	2,012	725
Loss on extinguishment of credit facility	862	—
Foreign exchange losses	50	68
Strategic initiatives(1)	—	2,733
Underwriting income	$14,878	$18,236
__________________
(1)Strategic initiatives for the year ended December 31, 2024 represent costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.
Adjusted net income
We define adjusted net income as net income excluding the impact of net realized investment gains (losses), non-operating expenses, loss on extinguishment of credit facility, foreign exchange losses (gains), and certain strategic initiatives. Adjusted net income excludes the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the estimated tax rate at which we received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with U.S. GAAP, and other companies may define adjusted net income differently.

Adjusted net income for the years ended December 31, 2025 and 2024 reconciles to net income as follows:

	Years Ended December 31,
	2025		2024
	Before Income Taxes	After Income Taxes	Before Income Taxes	After Income Taxes
	($ in thousands)
Income as reported	$67,299	$53,786	$50,535	$38,243
Adjustments:
Net realized investment (gains) losses	(43)	(43)	16	16
Non-operating expenses	1,425	1,425	2,807	2,807
Loss on extinguishment of credit facility	862	862	—	—
Foreign exchange losses	50	50	68	68
Strategic initiatives(1)	—	—	2,733	2,733
Tax impact	—	(482)	—	(1,181)
Adjusted net income	$69,593	$55,598	$56,159	$42,686
_________________
(1)Strategic initiatives for the year ended December 31, 2024 represent costs incurred to set up our Baleen Specialty division, which is recorded in operating expenses within the Consolidated Statements of Income and Comprehensive Income. The costs incurred primarily represent expenses to implement the new platform and processes supporting the Baleen Specialty division.
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
Adjusted return on equity for the years ended December 31, 2025 and 2024 reconciles to return on equity as follows:

	Year Ended December 31,
	2025	2024
	($ in thousands, except percentages)
Numerator: Adjusted net income	$55,598	$42,686
Denominator: Average mezzanine equity and stockholders' equity	409,858	281,259
Adjusted return on equity	13.6%	15.2%
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

Diluted adjusted earnings per share for the years ended December 31, 2025 and 2024 reconciles to diluted earnings per share as follows:

	Year Ended December 31,
	2025	2024
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$55,598	$42,686
Denominator: Diluted weighted average shares outstanding	33,735,944	29,677,196
Diluted adjusted earnings per share	$1.65	$1.44
Liquidity and Capital Resources
Sources and Uses of Funds
BSHI is organized as a Delaware holding company with our operations primarily conducted by our wholly- owned insurance company subsidiary, BICI, domiciled in the State of Wisconsin, BSUI, our wholly-owned managing general agency, and BUSI, our wholly-owned services company subsidiary.
Prior to the IPO, BSHI received capital contributions from BIHL. Following our secondary offering on October 25, 2024, since BIHL is no longer a holder of our common stock, BSHI may receive cash through (i) drawing on the 2025 Facility (as defined below) that we entered into on November 26, 2025, (ii) issuance of equity and debt securities, (iii) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (iv) dividends from our insurance company subsidiary. We also may use the proceeds from these sources to contribute funds to our insurance company subsidiary in order to support premium growth, pay dividends and taxes and for other business purposes.
We file a consolidated U.S. federal income tax return with our subsidiaries, and under our tax allocation agreement, each participant is charged or refunded taxes according to the amount that the participant would have paid or received had it filed on a separate return basis with the Internal Revenue Service.
Our insurance company subsidiary, BICI, is licensed and domiciled in the State of Wisconsin. Under Wisconsin law, BICI is required to maintain specified levels of statutory capital and surplus and is restricted by law as to the amount of dividends it can pay without the approval of regulatory authorities. BICI is restricted from paying dividends by the lesser of: (i) 10% of statutory capital and surplus as of the preceding December 31, or; (ii) the greater of: (A) statutory net income for the calendar year preceding the date of the dividend distribution, minus realized capital gains for that year, or (B) aggregate of net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. As of December 31, 2025, the maximum dividend that BICI could pay without the approval of regulatory authorities was $34.1 million. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
As of December 31, 2025, our holding company had $72.8 million in cash and investments. We believe we have sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for at least the next 12 months.

Revolving Credit Facilities
On April 22, 2024, the Company entered into a Credit Agreement (the “2024 Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2024 Credit Agreement provided for a senior secured revolving credit facility (the “2024 Facility”) in the aggregate principal amount of $75 million, which included a $5 million sub-facility for letters of credit. All obligations under the 2024 Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates were (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The 2024 Credit Agreement contained certain customary covenants, including financial maintenance covenants.
On November 25, 2025, the Company terminated the 2024 Credit Agreement. As a result of the termination, the Company fully expensed previously unamortized deferred financing fees associated with the 2024 Facility and recognized a loss on extinguishment of debt of $0.9 million for the year ended December 31, 2025. The Company did not have any borrowings under the 2024 Facility immediately prior to its termination.
On November 26, 2025, the Company entered into the 2025 Credit Agreement with PNC Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2025 Credit Agreement provides for the 2025 Facility in the aggregate principal amount of $35 million, which includes a $5 million sub-facility for letters of credit, and an accordion feature permitting the Company to request a one-time increase in total commitments of up to $15 million, subject to lender participation. All obligations under the 2025 Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries were (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiary guarantors’ assets. The 2025 Credit Agreement contains certain customary covenants, including financial maintenance covenants. As of December 31, 2025, the Company was in compliance with all of the 2025 Facility’s covenants. The 2025 Facility matures on the earlier of November 26, 2027, or 91 days prior to the earliest date any MGA Agreement will terminate where no MGA Agreement replacement is found.
As of December 31, 2025, we did not have any borrowings outstanding under the 2025 Facility.
Shelf Registration
On June 6, 2025, we filed a shelf registration statement with the SEC to issue up to $300 million of common stock, preferred stock, depository shares, debt securities, warrants, subscription rights, purchase contracts and purchase units (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective on June 18, 2025. The specific terms of the securities we issue under the Shelf Registration Statement will be provided in the applicable prospectus supplements.
As of December 31, 2025, $150 million is available for future issuance.
Debt
On November 25, 2025, BSHI issued $150 million aggregate principal amount of 7.75% senior unsecured debt (“Senior Notes”) under the Shelf Registration Statement, generating net proceeds of $146.4 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 each year, beginning on June 1, 2026. The Senior Notes are scheduled to mature on December 1, 2030, unless redeemed earlier. Refer to Item 8, Note 8(a) to the Consolidated Financial Statements ‘Debt and Financing Arrangements’ for further details).

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
Our cash flows for the years ended December 31, 2025 and 2024 were as follows:

	Years Ended December 31,
	2025	2024
	($ in thousands)
Net cash provided by operating activities	$331,587	$294,287
Net cash used in investing activities	(464,391)	(325,883)
Net cash provided by (used in) financing activities	144,516	133,886
Net change in cash, cash equivalents and restricted cash	$11,712	$102,290
The increase in cash provided by operating activities in the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily due to the growth in our business operations compared to the timing of claim payments and subsequent reinsurance recoveries, which occur later than cash collections on premiums.
For the year ended December 31, 2025, net cash used in investing activities was $464.4 million due to the growth in our business operations. For the year ended December 31, 2025, funds from operations were used to purchase fixed maturity securities of $828.2 million. For the year ended December 31,2025, we received proceeds from sales of and maturities of fixed maturity securities of $359.3 million and short-term investments of $10.0 million. Net cash used in investing activities also includes purchases of property and equipment of $5.6 million.
For the year ended December 31, 2024, net cash used in investing activities was $325.9 million due to the growth in our business operations. For the year ended December 31, 2024, funds from operations and net proceeds from the IPO, together with proceeds received from sales and maturities of fixed maturity securities of $281.2 million and short-term investments of $9.0 million, were used to purchase fixed maturity securities of $603.0 million and short-term investments of $9.9 million. Net cash used in investing activities also includes purchases of property and equipment of $3.1 million.
For the year ended December 31, 2025, net cash provided by financing activities of $144.5 million was primarily due to proceeds $150.0 million received from the issuance of the Senior Notes, offset by $3.6 million of debt issuance costs. For the year ended December 31, 2024, net cash provided by financing activities of $133.9 million was primarily due to the $131.0 million of net proceeds we received from the IPO.

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
As of December 31, 2025, we had the following significant reinsurance programs:
•For all lines, except Cyber, we use a quota share reinsurance treaty, where 26.0% of the exposure is ceded to reinsurers, and an excess of loss reinsurance treaty, which cedes 65.0% of losses in excess of $5 million up to $15 million to our reinsurers.
•Cyber, as a specialized line of business, is placed under a separate quota share structure, where 60.0% of the exposure is ceded to reinsurers. There is no separate excess of loss reinsurance program for our Cyber line of business.
•Within our Casualty division, we have an additional quota share treaty covering a portion of our commercial auto exposure in excess of $1 million up to $5 million.
Our reinsurance treaties are currently subject to caps, which range from 250% to 350% of the subject matter ceded premium, and should these caps be exceeded we would retain any losses in excess of those caps.
Our reinsurance treaties typically have 12-month terms. While we intend to renew on similar terms as expiring to maintain our desired level of net risk appetite, during each renewal cycle, we may change our coverage terms or the composition of our reinsurance panel. Currently, the quota share reinsurance treaty for Cyber renews on January 1, the commercial auto quota share treaty within our Casualty division renews March 1, while the remainder of our reinsurance treaties renew on May 1.
All reinsurance involves credit risk, since we maintain the direct obligation to pay losses incurred by our policyholders up to our policy limits. Accordingly, when selecting our reinsurers, a potential reinsurer’s financial strength is the paramount consideration. All of our reinsurance business is placed with reinsurers that have an A.M. Best rating of “A” (Excellent) or better. As of December 31, 2025, we have an allowance for credit losses of $0.2 million for our reinsurance recoverable balance.

The following table summarizes our top five reinsurers, their A.M. Best financial strength rating and percent of our total reinsurance recoverables as of December 31, 2025:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	30.1%
Endurance Assurance Corporation	A+	23.5%
Markel Global Reinsurance Company	A	18.4%
American Family Connect Property and Casualty Insurance Company	A	9.1%
Ascot Bermuda Limited	A	7.1%
All other reinsurers	At least A	11.8%
Total		100.0%
Contractual Obligations and Commitments
We have entered into software service agreements that have purchase obligations depending on the amount of premiums written. The fixed and determinable portion of these purchase obligations were approximately $8.6 million for the years 2026 - 2029 as of December 31, 2025. The obligations may increase depending on the amount of premium written by the Company over the respective years.
We have entered into a sublease agreement for our office in New York and a lease agreement for our office in Chicago. On December 1, 2024, the company exercised its option to extend the Chicago lease, which will expire on August 31, 2028, with a renewal option to extend. These leases are classified as operating leases. These leases expire in December 2027 and August 2028, respectively. Although each operating lease agreement contains an option to extend the length of the respective lease term, the Company is not reasonably certain it will exercise these options. As of December 31, 2025, the discounted operating lease liability was $3.0 million.
Financial Condition
Mezzanine equity and stockholders’ equity
As of December 31, 2025, total mezzanine equity and stockholders’ equity was $449.3 million compared to $370.4 million as of December 31, 2024. The $78.9 million increase was primarily due to the $53.8 million of net income generated during the year, a decrease in the net unrealized loss position on available for sale investments, which shifted to a net unrealized gain in the current period, and net activity related to stock-based compensation plans.
Dividend declarations
We did not declare any dividends during the years ended December 31, 2025 and 2024.
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

As of December 31, 2025, our fixed income investment portfolio of $1,371.0 million was comprised entirely of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains (losses) recognized in accumulated other comprehensive income within our Consolidated Balance Sheets. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.0 years and an average rating of “AA” at December 31, 2025. Our investment portfolio,including cash equivalents, had a book yield of 4.6% and a market yield of 4.5% as of December 31, 2025, compared to 4.6% and 4.9%, respectively, as of December 31, 2024.
As of December 31, 2025 and 2024, the amortized cost and estimated fair value of our fixed maturity and short-term investments were as follows:

As of December 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$80,184	$80,368	5.9%
State and municipal	131,607	129,278	9.4%
Commercial mortgage-backed securities	170,496	171,322	12.5%
Residential mortgage-backed securities	317,905	318,561	23.2%
Asset-backed securities	168,363	169,004	12.3%
Corporate	495,673	502,473	36.7%
Total fixed maturity securities	$1,364,228	$1,371,006	100.0%
Short-term investments	—	—	—%
Total investments	$1,364,228	$1,371,006	100.0%

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$204,205	$204,412	23.0%
State and municipal	73,289	67,784	7.6%
Commercial mortgage-backed securities	83,029	82,438	9.3%
Residential mortgage-backed securities	197,589	192,103	21.6%
Asset-backed securities	121,155	120,577	13.5%
Corporate	214,878	212,675	23.9%
Total fixed maturity securities	$894,145	$879,989	98.9%
Short-term investments	9,961	9,997	1.1%
Total investments	$904,106	$889,986	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of December 31, 2025 and 2024:

	Years Ended December 31,
	2025		2024
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$432,121	31.5%	$247,433	28.1%
AA	382,549	27.9%	385,358	43.8%
A	423,669	30.9%	178,775	20.3%
BBB	132,667	9.7%	68,423	7.8%
Total	$1,371,006	100.0%	$879,989	100.0%
As of December 31, 2025 and 2024, the amortized cost and estimated fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity were as follows:

As of December 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$113,224	$113,298	8.3%
Due after one year through five years	391,104	395,094	28.8%
Due after five years through ten years	119,589	120,687	8.8%
Due after ten years	83,547	83,040	6.1%
	707,464	712,119	52.0%
Commercial mortgage-backed securities	170,496	171,322	12.5%
Residential mortgage-backed securities	317,905	318,561	23.2%
Asset-backed securities	168,363	169,004	12.3%
Total	$1,364,228	$1,371,006	100.0%

As of December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$206,764	$206,721	23.5%
Due after one year through five years	208,179	205,012	23.3%
Due after five years through ten years	45,230	43,199	4.9%
Due after ten years	32,199	29,939	3.4%
	492,372	484,871	55.1%
Commercial mortgage-backed securities	83,029	82,438	9.4%
Residential mortgage-backed securities	197,589	192,103	21.8%
Asset-backed securities	121,155	120,577	13.7%
Total	$894,145	$879,989	100.0%
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Restricted assets
We are required to maintain assets in trust accounts to support the obligations of the AmFam Quota Share Agreement. The assets held in trust include fixed maturity securities, short-term investments and cash and cash equivalents, as collateral for transactions with AmFam. The Company is entitled to interest income earned on these restricted assets, which is included in net investment income in the Consolidated Statements of Income and Comprehensive Income.
The fair value of our restricted assets were as follows:

As of December 31,	2025	2024
	($ in thousands)
Restricted investments	$838,840	$494,829
Restricted cash and cash equivalents	40,225	124,582
Total restricted assets	$879,065	$619,411
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
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses as of December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$115,954	10.3%	$74,698	10.0%
IBNR	1,013,982	89.7%	673,541	90.0%
Total reserves	$1,129,936	100.0%	$748,239	100.0%

	Year Ended December 31, 2024
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$71,420	9.4%	$47,378	9.3%
IBNR	685,439	90.6%	462,566	90.7%
Total reserves	$756,859	100.0%	$509,944	100.0%
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
•Reported and/or Paid Cape Cod Method — Ultimate losses are estimated as the sum of cumulative reported (or paid) losses and estimated IBNR (or unpaid) losses. IBNR (or unpaid) losses are estimated based on historical or industry reporting (or payout) development patterns and a loss and ALAE ratio based on adjusted experience to date.

Since our loss experience is less mature, we are primarily relying on a weighting between the initial expected loss and ALAE ratio, the Reported Bornhuetter-Ferguson, the Reported Cape Cod Method, and the Reported Loss Development Method. The weighting varies by reserve group and accident year, considering the maturity and credibility of the loss experience, as well as exposure considerations.
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
The table below quantifies the impact of potential reserve deviations from our carried reserve as of December 31, 2025 and 2024. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses by underwriting division below. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact as of December 31, 2025
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
	($ in thousands)
Casualty	$484,673	$521,024	$(36,351)	$(28,717)	$448,323	$36,351	$28,717
Professional Liability	161,059	173,138	(12,079)	(9,543)	148,980	12,079	9,543
Healthcare Liability	97,612	104,933	(7,321)	(5,784)	90,291	7,321	5,784
Baleen Specialty	4,895	5,262	(367)	(290)	4,528	367	290

	Potential Impact as of December 31, 2024
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
	($ in thousands)
Casualty	$311,115	$334,449	$(23,334)	$(18,434)	$287,781	$23,334	$18,434
Professional Liability	119,741	128,722	(8,981)	(7,095)	110,760	8,981	7,095
Healthcare Liability	78,925	84,844	(5,919)	(4,676)	73,006	5,919	4,676
Baleen Specialty	163	175	(12)	(10)	151	12	10
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
•The second estimate is the amount of the reinsurance recoverable balance we believe will ultimately not be collected from reinsurers. We are selective in choosing reinsurers, buying reinsurance from reinsurers with an A.M. Best rating of “A” (Excellent) or better. The amount we ultimately collect may differ from our estimate due to the ability and willingness of reinsurers to pay claims, which may be negatively impacted by factors such as insolvency, contractual disputes over contract language or coverage and/or other reasons. In addition, economic conditions and/or operational performance of a particular reinsurer may deteriorate, and this could also affect the ability and willingness of a reinsurer to meet their contractual obligations.
As of December 31, 2025, we have an allowance for credit losses of $0.2 million for our reinsurance recoverable balance.

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
Deferred income taxes
We record deferred income taxes as assets or liabilities on our Consolidated Balance Sheets to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates in effect for the years in which such differences are expected to reverse. Our deferred tax assets result from temporary differences primarily attributable to unearned premium reserves, loss reserves, deferred policy acquisition costs, share-based compensation, and unrealized gains or losses on investments. Our deferred tax liabilities result primarily from deferred policy acquisition costs. We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. See Note 13, “Income Taxes” in our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion regarding our deferred tax assets and liabilities.
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
We had fixed maturity securities, short-term investments and cash and cash equivalents with a fair value of $1,496.9 million at December 31, 2025 and $1,024.2 million at December 31, 2024 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities, short-term investments and cash and cash equivalents to selected hypothetical changes in interest rates as of December 31, 2025 and 2024.

	As of December 31, 2025			As of December 31, 2024
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands, except percentages)
200 basis point increase	$1,407,522	$(89,364)	(6.0)%	$981,213	$(43,018)	(4.2)%
100 basis point increase	1,451,381	(45,505)	(3.0)%	1,002,312	(21,919)	(2.1)%
No change	1,496,886	—	—%	1,024,230	—	—%
100 basis point decrease	1,540,745	43,859	2.9%	1,046,354	22,123	2.2%
200 basis point decrease	1,582,059	85,173	5.7%	1,067,453	43,223	4.2%
Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our investment policy is designed to primarily invest in debt instruments of high credit quality issuers and to manage the amount of credit exposure with limits on particular ratings categories, limits for any one issuer and limits for sectors and regions. We monitor our investment portfolio to help ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of December 31, 2025, our investment portfolio has an average rating by at least one nationally recognized rating organization of “AA ,” with approximately 91.2% rated “A” or better. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.
In addition, we are subject to credit risk as we cede a portion of our risks to reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. As of December 31, 2025, 100% of our reinsurance recoverables were either derived from reinsurers rated “A” (Excellent) by A.M. Best, or better.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Bowhead Specialty Holdings Inc.
INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	79

Audited Financial Statements
Consolidated Balance Sheets	80
Consolidated Statements of Income and Comprehensive Income	81
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity	82
Consolidated Statements of Cash Flows	83
Notes to Consolidated Financial Statements	84
Note 1 - Nature of Operations	84
Note 2 - Significant Accounting Policies	84
Note 3 - Investments	92
Note 4 - Fair Value Measurements	92
Note 5 - Deferred Policy Acquisition Costs	92
Note 6 - Reserves for Losses and Loss Expenses	93
Note 7 - Premiums and Reinsurance Related Information	98
Note 8 - Revolving Credit	99
Note 9 - Stockholders’ Equity	100
Note 10 - Stock-Based Compensation	101
Note 11 - Earnings Per Share	103
Note 12 - Related Party Transactions	104
Note 13 - Income Taxes	105
Note 14 - Commitments and Contingencies	108
Note 15 - Employee Benefit Plan	109
Note 16 - Property and Equipment, net	110
Note 17 - Leases	110
Note 18 - Segment, Geographic, and Product Line Information	111
Note 19 - Insurance - Statutory Information	112
Note 20 - Subsequent Events	112

Financial Statement Schedules
Schedule II - Condensed Financial Information of Registrant at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023- Parent Company Only	113
Schedule IV - Reinsurance at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023	116

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto or elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Bowhead Specialty Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bowhead Specialty Holdings Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income, of changes in mezzanine equity and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Des Moines, Iowa
February 24, 2026
We have served as the Company’s auditor since 2022.

Bowhead Specialty Holdings Inc.
Consolidated Balance Sheets

	December 31,
	2025	2024
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost of $1,364,228 and $894,145, respectively)	$1,371,006	$879,989
Short-term investments, at amortized cost, which approximates fair value	—	9,997
Total investments	1,371,006	889,986

Cash and cash equivalents	193,545	97,476
Restricted cash and cash equivalents	40,225	124,582
Accrued investment income	10,958	7,520
Premium balances receivable	84,415	63,672
Reinsurance recoverable, net	399,676	255,072
Prepaid reinsurance premiums	191,821	152,567
Deferred policy acquisition costs	35,284	27,625
Property and equipment, net	10,636	6,845
Income taxes receivable	3,073	586
Deferred tax assets, net	22,476	20,340
Other assets	8,261	7,971
Total assets	$2,371,376	$1,654,242

Liabilities
Reserve for losses and loss adjustment expenses	$1,129,936	$756,859
Unearned premiums	552,594	446,850
Reinsurance balances payable	65,778	51,856
Debt	146,447	—
Income taxes payable	314	1,571
Accrued expenses	19,047	18,010
Other liabilities	7,986	8,654
Total liabilities	1,922,102	1,283,800

Commitments and contingencies (Note 14)

Mezzanine equity
Performance stock units	1,008	265

Stockholders' equity
Common stock	328	327
($0.01 par value; 400,000,000 shares authorized, 32,783,451 and 32,662,683 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)
Additional paid-in capital	325,889	318,095
Accumulated other comprehensive income (loss)	5,354	(11,154)
Retained earnings	116,695	62,909
Total stockholders' equity	448,266	370,177
Total mezzanine equity and stockholders' equity	449,274	370,442

Total liabilities, mezzanine equity and stockholders' equity	$2,371,376	$1,654,242

See accompanying Notes to Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Consolidated Statements of Income and Comprehensive Income

	Years Ended December 31,
	2025	2024	2023
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$862,806	$695,717	$507,688
Ceded written premiums	(304,619)	(244,295)	(173,016)
Net written premiums	558,187	451,422	334,672
Change in net unearned premiums	(66,510)	(66,311)	(70,770)
Net earned premiums	491,677	385,111	263,902

Net investment income	57,827	40,121	19,371
Net realized investment gains (losses)	43	(16)	—
Other insurance-related income	2,042	444	125
Total revenues	551,589	425,660	283,398

Expenses
Net losses and loss adjustment expenses	328,022	248,099	166,282
Net acquisition costs	46,513	32,397	20,935
Operating expenses	102,264	89,112	63,456
Non-operating expenses	1,425	2,807	630
Warrant expense	3,142	1,917	—
Interest expense and financing fees	2,012	725	—
Loss on extinguishment of credit facility	862	—	—
Foreign exchange losses (gains)	50	68	(20)
Total expenses	484,290	375,125	251,283

Income before income taxes	67,299	50,535	32,115

Income tax expense	(13,513)	(12,292)	(7,068)

Net income	$53,786	$38,243	$25,047

Other comprehensive income
Change in unrealized gain (loss) on investments (net of income tax benefit (expense) of $(4,388), $(58) and $(1,413), respectively)	16,508	218	5,317
Total comprehensive income	$70,294	$38,461	$30,364

Earnings per share:
Basic	$1.64	$1.31	$1.04
Diluted	$1.59	$1.29	$1.04

Weighted average shares outstanding:
Basic	32,737,932	29,261,209	24,000,000
Diluted	33,735,944	29,677,196	24,000,000
See accompanying Notes to Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained (Deficit) Earnings	Total Mezzanine Equity and Stockholders' Equity
	Number of Shares	Amount
	($ in thousands, except share data)
Balance, January 1, 2023	24,000,000	$240	$—	$100,204	$(16,689)	$(381)	$83,374
Net income	—	—	—	—	—	25,047	25,047
Other comprehensive loss, net of tax	—	—	—	—	5,317	—	5,317
Capital contribution from parent	—	—	—	77,656	—	—	77,656
Share-based compensation expense	—	—	—	683	—	—	683
Balance, December 31, 2023	24,000,000	$240	$—	$178,543	$(11,372)	$24,666	$192,077
Net income	—	—	—	—	—	38,243	38,243
Other comprehensive income, net of tax	—	—	—	—	218	—	218
Capital contribution from parent	—	—	—	2,839	—	—	2,839
Issuance of common stock under stock-based compensation plan	3,860	—	—	64	—	—	64
Stock-based compensation expense	—	—	265	3,837	—	—	4,102
Warrant expense	—	—	—	1,917	—	—	1,917
Proceeds from initial public offering, net	8,658,823	87	—	130,896	—	—	130,982
Balance, December 31, 2024	32,662,683	$327	$265	$318,095	$(11,154)	$62,909	$370,442
Net income	—	—	—	—	—	53,786	53,786
Other comprehensive income, net of tax	—	—	—	—	16,508	—	16,508
Capital contribution from parent	—	—	—	—	—	—	—
Issuance of common stock under stock-based compensation plan	170,072	1	—	—	—	—	1
Common stock withheld for taxes	(49,304)	—	—	(1,837)			(1,837)
Stock-based compensation expense	—	—	743	6,489	—	—	7,232
Warrant expense	—	—	—	3,142	—	—	3,142
Proceeds from initial public offering, net	—	—	—	—	—	—	—
Balance, December 31, 2025	32,783,451	$328	$1,008	$325,889	$5,354	$116,695	$449,274
See accompanying Notes to Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
	($ in thousands)
Cash flows from operating activities:
Net income	$53,786	$38,243	$25,047
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains (losses)	(43)	16	—
Amortization of premium/discounts on fixed maturity securities	(1,259)	(3,508)	(2,848)
Stock‐based compensation	7,235	4,102	683
Depreciation and amortization	1,779	3,868	2,268
Non-cash amortization of deferred issuance costs	50	—	—
Non-cash loss on extinguishment of credit facility	819	—	—
Non-cash lease expense	1,230	1,043	577
Deferred income taxes	(6,525)	(6,168)	(4,362)
Warrant expense	3,142	1,917	—
Net changes in operating assets and liabilities:
Accrued investment income	(3,438)	(2,860)	(3,429)
Premium balances receivable	(20,743)	(24,855)	(9,330)
Reinsurance recoverable	(144,604)	(115,683)	(75,858)
Prepaid reinsurance premiums	(39,254)	(35,835)	(42,191)
Deferred policy acquisition costs	(7,659)	(8,218)	(5,735)
Income taxes receivable	(2,487)	521	(1,107)
Other assets	(2,296)	(6,314)	(1,437)
Reserve for losses and loss expenses	373,077	325,673	224,135
Unearned premium	105,744	102,146	112,961
Reinsurance balances payable	13,922	11,416	16,753
Accrued expenses	1,037	3,110	2,871
Income taxes payable	(1,257)	1,529	(1,475)
Other liabilities	(669)	4,144	(1,298)
Net cash provided by operating activities	331,587	294,287	236,225
Net cash used in investing activities
Purchases of:
Fixed maturity securities	(828,159)	(603,028)	(345,843)
Short-term investments	—	(9,907)	(21,406)
Proceeds from the sale and maturity of:
Fixed maturity securities	359,338	281,184	36,809
Short-term investments	10,000	8,980	59,494
Purchase of property and equipment, net	(5,570)	(3,112)	(3,819)
Net cash used in investing activities	(464,391)	(325,883)	(274,765)
Net cash provided by (used in) financing activities
Capital contribution from parent	—	2,839	77,656
Taxes paid on withholding shares	(1,837)	64	—
Proceeds from initial public offering, net	—	130,983	—
Proceeds from debt	150,000	—	—
Payments related to loss extinguishment of credit facility	(44)	—	—
Debt issuance costs	(3,603)	—	—
Net cash provided by (used in) financing activities	144,516	133,886	77,656
Net change in cash, cash equivalents and restricted cash	11,712	102,290	39,117
Cash, cash equivalents and restricted cash, beginning of period	222,058	119,768	80,651
Cash, cash equivalents and restricted cash, end of period	$233,770	$222,058	$119,768
Reconciliation of restricted cash
Cash and cash equivalents	$193,545	$97,476	$118,070
Restricted cash and cash equivalents	40,225	124,582	1,698
Total cash and cash equivalents and restricted cash	$233,770	$222,058	$119,768

Supplemental disclosures of cash flow information:
Income taxes paid	$23,427	$16,411	$14,011
See accompanying Notes to Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

1.Nature of Operations
Bowhead Specialty Holdings Inc. (“BSHI” and, together with its subsidiaries, “the Company” or “Bowhead”), is a Delaware domiciled insurance holding company that provides specialty commercial property and casualty insurance products in the U.S., focusing on casualty, professional liability and healthcare liability risks, which are primarily written on a non-admitted (or excess and surplus (“E&S”)) basis. On March 19, 2024, the Company amended its certificate of incorporation of Bowhead Holdings Inc. to change the name of the Company to Bowhead Specialty Holdings Inc.
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
BSUI is party to three Managing General Agency Agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of American Family Mutual Insurance Company, S.I., (“AFMIC” and together with its wholly-owned subsidiaries, “AmFam”). AmFam beneficially owns approximately 14.3% of BSHI’s issued and outstanding common stock as of December 31, 2025. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from such brokers to BSUI. Through these MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a ceding fee on net premiums assumed by BICI (“Ceding Fee”). BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
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
b)Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates. Significant estimates in the Company’s consolidated financial statements include, but are not limited to, reserve for losses and loss adjustment expenses, reinsurance recoverable, fair value of investments, and income taxes.
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

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

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
e)Investments
The Company classifies investments in fixed maturity securities as available for sale, and as such they are carried at estimated fair value. Changes in fair value are recorded as unrealized gains (losses) in accumulated other comprehensive income (loss). The fair value of fixed maturity securities is generally determined from quotations received from nationally recognized pricing services or when such prices are not available, by reference to other sources (including observed trading levels, pricing curves or matrices).
Short-term investments consist of treasury bills and treasury notes with maturities greater than three months but less than one year at the date of purchase and are valued at amortized cost, which approximates fair value.
Net realized investment gains (losses) represent the difference between the amortized cost of securities sold and the proceeds realized upon sale, which are recorded at the trade date. Gains or losses on fixed maturity securities are determined on a specific identification basis.
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

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

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
h)Reserve for Losses and Loss Adjustment Expenses
The Company’s reserve for losses and loss adjustment expenses are comprised of case reserves and incurred but not reported liabilities (“IBNR”). When a claim is reported, a case reserve is established for the estimated ultimate payment based upon known information about the claim. As more information about the claim becomes available over time, case reserves are adjusted as appropriate. Such adjustments are reflected in the Consolidated Statements of Income and Comprehensive Income in the period in which they are determined. Reserves are also established on an aggregate basis to provide for IBNR liabilities and expected loss reserve development on reported claims.
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
i)Reinsurance
In the normal course of business, the Company’s insurance company subsidiary, BICI, cedes a portion of its premium to third-party reinsurers through pro rata and excess of loss reinsurance agreements on a treaty or facultative basis. These arrangements reduce the effect of individual or aggregate losses to the Company. Premiums are disclosed in the Consolidated Statements of Income and Comprehensive Income net of ceded premiums. Reinsurance premiums, commissions, and ceded unearned premiums on reinsured business are accounted for on a basis consistent with that used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company receives ceding commissions in accordance with certain reinsurance treaties. The ceding commissions are capitalized and amortized as a reduction of underwriting acquisition expenses. The unearned portion of premiums ceded to reinsurers is reported as prepaid reinsurance premiums and earned ratably over the underlying assumed policy term.
The estimated amounts of reinsurance recoverable on unpaid losses are reported as reinsurance recoverable on unpaid losses and loss adjustment expenses. Ceded reinsurance contracts do not relieve the Company of its primary obligations to its policyholders. To the extent a reinsurer does not meet its obligations under reinsurance agreements, the Company remains liable for such obligations.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

j)Property and Equipment, Net
Property and equipment, net, is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets which ranges from 2 to 10 years. For certain leasehold improvements, depreciation is calculated over the shorter of the estimated useful lives of the respective assets or the lease term. Expenditures for maintenance and repairs are expensed as incurred. Upon disposition, the asset cost and related depreciation are removed from the accounts and the resulting gain or loss is included in the Company’s Consolidated Statements of Income and Comprehensive Income.
The Company accounts for software development costs in accordance with accounting standards codification (“ASC”) 350-40, Internal Use Software. Capitalization of costs begins when two criteria are met: (1) the preliminary project stage is completed, and (2) it is probable that the software will be completed and used for its intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all significant testing. Capitalized software costs are included in property and equipment, net on the Consolidated Balance Sheets. We evaluate the useful life of capitalized software on an annual basis and test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset, which is 2 to 4 years.
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
l)Leases
The Company has lease agreements for two corporate office spaces for the years ended December 31, 2025 and 2024. These lease arrangements are accounted for in accordance with ASC 842, Leases, (“ASC 842”). At adoption, the Company elected the practical expedient to combine lease and non-lease components, as well as the short-term lease exception. The Company determines at inception whether an arrangement is or contains a lease. For any arrangements that meet the definition of a lease, we first assess the lease classification criteria to determine whether the lease is a finance or operating lease.
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

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

See Note 17 for additional information on leases.
m)Foreign Exchange
The Company accounts for foreign exchange losses (gains) arising from the remeasurement of a non-U.S. dollar operating expense liability to U.S. dollars. The change in the liability due to the fluctuations in the exchange rate are included within the Consolidated Statements of Income and Comprehensive Income at the end of each period.
n)Comprehensive Income
Comprehensive income includes net income and net unrealized investment losses on available for sale fixed maturity investments, net of tax.
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
The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. The Company’s uncertain tax positions primarily relate to the application and measurement of research and development tax credits in connection with certain capitalized computer software development costs. Interest and penalties related to uncertain tax positions are recorded within operating expenses within the Consolidated Statements of Income and Comprehensive Income. None of the Company’s federal or state tax income tax returns are currently under examination by the Internal Revenue Service (“IRS”) or state authorities.
See Note 13 for additional information on income taxes.
p)Stock-Based Compensation
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
Restricted Stock Units
The RSUs are subject to a service condition and are accounted for as equity under ASC 718, Compensation – Stock Compensation (“ASC 718”). The RSUs are valued based on the fair value of the underlying award, which is Bowhead’s common stock, at the date of grant. The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period as operating expenses within the Company’s Consolidated Statements of Income and Comprehensive Income. The Company recognizes any award forfeitures when they occur.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

Performance Stock Units
The PSUs are subject to both a service and a market condition, and may be settled in cash upon the occurrence of an event that is outside of the Company’s control. The PSUs are accounted for as mezzanine equity on the Company’s Consolidated Balance Sheets under ASC 718 until the vesting date. The PSUs are measured at fair value based on a Monte Carlo simulation model. The Company recognizes the compensation cost for PSUs on a straight-line basis over the award’s vesting period as operating expenses within the Company’s Consolidated Statements of Income and Comprehensive Income. If the market condition is not achieved, previously recognized compensation expense is not reversed. The Company recognizes any award forfeitures when they occur.
Warrants
On May 22, 2024, the Board approved the issuance of warrants to AFMIC, a related party of the Company, to purchase shares of the Company’s common stock. The warrants are subject to a service condition and are accounted for as equity under ASC 718. The fair value of the warrants are based on Black-Scholes-Merton pricing models. The Company recognizes compensation cost for the warrants on a quarterly basis over the awards’ vesting period as warrant expense within the Company’s Consolidated Statements of Income and Comprehensive Income. The Company recognizes any award forfeitures when they occur.
See Note 10 for additional information on stock-based compensation.
q)Deferred Financing Fees
Costs associated with the issuance of the senior unsecured notes and the establishment of senior secured revolving credit facilities have been deferred and are amortized using the straight-line method over the terms of such instruments. Unamortized deferred financing fees are presented within other assets on the Company’s Consolidated Balance Sheets, and amortization expenses related to such costs are included in interest expense and financing fees in the Company’s Consolidated Statements of Income and Comprehensive Income.
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
t)Allowance for Credit Losses
The Company’s reinsurance recoverable and premium balances receivable are subject to credit losses. The Company routinely monitors changes in the credit quality and concentration risks of the reinsurance counterparties and the insurance brokers and updates the allowance for credit losses accordingly. For the respective periods ending December 31, 2025 and 2024, based on the Company's analysis, the allowance for credit losses on our reinsurance

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

recoverable balance is $0.2 million and nil. For the respective periods ending December 31, 2025 and 2024, the allowance for the Company’s premium balances receivable is nil and nil.
Investments in fixed maturity securities, all of which are classified as available for sale, are held at fair value, net of an allowance for credit losses, and any decline in fair value that is believed to arise from factors other than credit is recorded as a separate component of accumulated other comprehensive income in the Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity. The Company did not record any allowance for credit losses on its available for sale securities as of December 31, 2025 or 2024, respectively.
u)Basic and Diluted Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average common stock outstanding for the period. Diluted earnings per share follows the basic earnings per share calculation, except the denominator is increased to reflect the dilution that may occur if equity based awards are converted into common stock equivalents, as calculated using the treasury stock method. Anti-dilutive equity based awards, which are awards that would increase earnings per share upon conversion under the treasury stock method, are excluded in the calculation of diluted earnings per share.
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

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280)
On January 1, 2024, the Company adopted ASU 2023-07, “Improvements to Reportable Segments Disclosures (Topic 280)” retrospectively to all prior periods presented in the financial statements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment.
The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements or disclosures, as the Company’s reportable segments and related disclosures already aligned with the new requirements. The Company will continue to evaluate and implement any necessary changes to comply with this guidance.
ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740)
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires public business entities, on an annual basis, to provide enhanced rate reconciliation disclosures, including disclosures of specific categories and additional information that meet a quantitative threshold. This update also requires public business entities to provide additional disclosures regarding income taxes paid, including jurisdictional details. The Company adopted ASU 2023-09 on January 1, 2025, retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-09 did not have an impact on the Company’s consolidated financial position or operating results.
Recently Issued Accounting Standards Not Yet Adopted
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. ASU 2024-03 enhances the transparency of expense information by requiring public business entities to disclose specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of this ASU on its financial statement disclosures.
ASU 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which removes the prescriptive “project stage” model and requires capitalization once management authorizes funding and completion is probable. Entities must also assess whether significant development uncertainty exists. The amendments are effective prospectively for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the effect that the adoption of these standards will have on its consolidated financial statements.
ASU 2025-12, Codification Improvements
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which includes several technical corrections, clarifications, and minor improvements to various topics in the FASB Accounting Standards Codification. The amendments are primarily editorial or clarifying in nature and are not expected to result in significant changes in current accounting practice. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is in the process of evaluating the effects that the adoption standards will have on its consolidated financial statements.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company’s consolidated financial statements.
3.Investments
The following table summarizes the amortized cost and fair value of the Company’s fixed maturity securities, all of which are classified as available for sale:

		Gross Unrealized
As of December 31, 2025	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$80,184	$184	$—	$80,368
State and municipal	131,607	713	(3,042)	129,278
Commercial mortgage-backed securities	170,496	1,688	(862)	171,322
Residential mortgage-backed securities	317,905	4,071	(3,415)	318,561
Asset-backed securities	168,363	931	(290)	169,004
Corporate	495,673	7,510	(710)	502,473
Total	$1,364,228	$15,097	$(8,319)	$1,371,006

		Gross Unrealized
As of December 31, 2024	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$204,205	$315	$(108)	$204,412
State and municipal	73,289	—	(5,505)	67,784
Commercial mortgage-backed securities	83,029	349	(940)	82,438
Residential mortgage-backed securities	197,589	649	(6,135)	192,103
Asset-backed securities	121,155	259	(837)	120,577
Corporate	214,878	238	(2,441)	212,675
Total	$894,145	$1,810	$(15,966)	$879,989
a)Contractual Maturity of Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities at December 31, 2025 and 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

As of December 31, 2025	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$113,224	$113,298
Due after one year through five years	391,104	395,094
Due after five years through ten years	119,589	120,687
Due after ten years	83,547	83,040
	707,464	712,119
Commercial mortgage-backed securities	170,496	171,322
Residential mortgage-backed securities	317,905	318,561
Asset-backed securities	168,363	169,004
Total	$1,364,228	$1,371,006

As of December 31, 2024	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$206,764	$206,721
Due after one year through five years	208,179	205,012
Due after five years through ten years	45,230	43,199
Due after ten years	32,199	29,939
	492,372	484,871
Commercial mortgage-backed securities	83,029	82,438
Residential mortgage-backed securities	197,589	192,103
Asset-backed securities	121,155	120,577
Total	$894,145	$879,989
b)Net Investment Income
The components of net investment income were derived from the following sources:

Years Ended December 31,	2025	2024	2023
	($ in thousands)
U.S. government and government agency	$5,926	$14,514	$4,673
State and municipal	3,904	1,832	1,550
Commercial mortgage-backed securities	5,808	2,584	1,381
Residential mortgage-backed securities	13,060	6,517	962
Asset-backed securities	6,375	3,043	3,708
Corporate	17,459	5,768	3,448
Short-term investments	214	480	943
Cash and cash equivalents	6,244	6,193	3,190
Gross investment income	58,990	40,931	19,855
Investment expenses	(1,163)	(810)	(484)
Net investment income	$57,827	$40,121	$19,371
c)Net Realized Investment Gains or Losses
For the years ended December 31, 2025, 2024, and 2023, there were $42.9 thousand, $(16.2) thousand, and nil net realized gains (losses) from the sale of investments, respectively.
d)Restricted Assets
The Company is required to maintain assets as collateral in trust accounts to support the obligations of the AmFam Quota Share Agreement. The assets held in trust include fixed maturity securities, short-term investments and restricted cash and cash equivalents. The Company is entitled to interest income earned on these restricted assets, which is included in net investment income in the Consolidated Statements of Income and Comprehensive Income.
The following table summarizes the value of the Company’s restricted assets disclosed in the Consolidated Balance Sheets:

As of December 31,	2025	2024
	($ in thousands)
U.S. government and government agency	$60,237	$97,130
State and municipal	73,453	33,842
Commercial mortgage-backed securities	100,934	50,504
Residential mortgage-backed securities	204,459	115,323
Asset-backed securities	95,908	63,197
Corporate	303,849	124,836
Restricted fixed maturity securities	838,840	484,832
Restricted short-term investments	—	9,997
Restricted cash and cash equivalents	40,225	124,582
Restricted assets	$879,065	$619,411
e)Gross Unrealized Losses
The following table summarizes available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$—	$—	$—	$—	$—	$—
State and municipal	21,959	(122)	43,392	(2,920)	65,351	(3,042)
Commercial mortgage-backed securities	63,162	(312)	7,055	(550)	70,217	(862)
Residential mortgage-backed securities	40,180	(164)	29,284	(3,251)	69,464	(3,415)
Asset-backed securities	26,304	(168)	5,627	(122)	31,931	(290)
Corporate	46,922	(119)	23,323	(591)	70,245	(710)
Total	$198,527	$(885)	$108,681	$(7,434)	$307,208	$(8,319)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$55,237	$(108)	$—	$—	$55,237	$(108)
State and municipal	22,011	(566)	45,773	(4,939)	67,784	(5,505)
Commercial mortgage-backed securities	16,579	(112)	13,087	(828)	29,666	(940)
Residential mortgage-backed securities	100,817	(1,244)	29,879	(4,891)	130,696	(6,135)
Asset-backed securities	42,543	(472)	9,420	(365)	51,963	(837)
Corporate	118,237	(811)	43,125	(1,630)	161,362	(2,441)
Total	$355,424	$(3,313)	$141,284	$(12,653)	$496,708	$(15,966)
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
The fair values of short-term investments approximate their carrying values due to their short-term maturity.
The following table presents the Company’s investments measured at fair value by level:

As of December 31, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$80,368	$—	$—	$80,368
State and municipal	—	129,278	—	129,278
Commercial mortgage-backed securities	—	171,322	—	171,322
Residential mortgage-backed securities	—	318,561	—	318,561
Asset-backed securities	—	169,004	—	169,004
Corporate	—	502,473	—	502,473
Total fixed maturity securities	80,368	1,290,638	—	1,371,006
Short-term investments	—	—	—	—
Total investments	$80,368	$1,290,638	$—	$1,371,006

As of December 31, 2024	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$204,412	$—	$—	$204,412
State and municipal	—	67,784	—	67,784
Commercial mortgage-backed securities	—	82,438	—	82,438
Residential mortgage-backed securities	—	192,103	—	192,103
Asset-backed securities	—	120,577	—	120,577
Corporate	—	212,675	—	212,675
Total fixed maturity securities	204,412	675,577	—	879,989
Short-term investments	9,997	—	—	9,997
Total investments	$214,409	$675,577	$—	$889,986
5.Deferred Policy Acquisition Costs
Acquisition costs deferred and amortized to net income for the years ended December 31, 2025, 2024 and 2023 are summarized as follows:

As of December 31,	2025	2024	2023
	($ in thousands)
Deferred policy acquisition costs, beginning of year	$27,625	$19,407	$13,672

Additions to deferred balance:
Broker commission	123,779	98,191	67,243
Ceding fee	15,363	9,848	7,546
Others	3,995	3,386	2,167
Ceding commission	(88,965)	(70,810)	(50,286)
Total net additions	54,172	40,615	26,670

Amortization of net policy acquisition costs	(46,513)	(32,397)	(20,935)

Deferred policy acquisition costs, end of year	$35,284	$27,625	$19,407

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

Years Ended December 31,	2025	2024	2023
	($ in thousands)
Net policy acquisition costs
Broker commission	$106,657	$81,396	$51,580
Ceding fee	13,339	8,643	5,847
Others	3,684	2,831	1,938
Ceding commission	(77,167)	(60,473)	(38,430)
Amortization of net policy acquisition costs	$46,513	$32,397	$20,935
6.Reserve for Losses and Loss Adjustment Expenses
a)Reserve Roll Forward
The table below provides a reconciliation of the beginning and ending reserve balances for the years ended December 31, 2025, 2024 and 2023:

As of and Years Ended December 31,	2025	2024	2023
	($ in thousands)
Gross reserves for losses and loss adjustment expenses, beginning of year	$756,859	$431,186	$207,051
Reinsurance recoverable on unpaid losses, beginning of year	246,915	136,273	63,381
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$509,944	$294,913	$143,670

Net incurred losses and loss adjustment expenses related to:
Current accident year	325,653	248,099	166,282
Prior accident years	2,369	—	—
	328,022	248,099	166,282
Net paid losses and loss adjustment expenses related to:
Current accident year	4,488	9,081	1,814
Prior accident years	85,239	23,987	13,225
	89,727	33,068	15,039

Net reserves for unpaid losses and loss adjustment expenses, end of year	$748,239	$509,944	$294,913
Reinsurance recoverable on unpaid losses, end of year	381,697	246,915	136,273
Gross reserves for losses and loss adjustment expenses, end of year	$1,129,936	$756,859	$431,186
During the year ended December 31, 2025, there was a $2.4 million increase in prior accident year losses due to expected loss ratios applied to audit premiums earned in the period, but associated with prior accident years. The increase was not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims. During the years ended December 31, 2024 and 2023 there were nil changes in prior accident year losses for both periods.
As part of our annual independent actuarial reserve review, we also reallocated prior accident year loss reserves between accident years and by division, primarily from Casualty to Professional Liability, resulting in no prior accident year development on an aggregate basis. The reallocation of prior accident year reserves are primarily based on inputs from industry data due to Bowhead’s limited loss experience.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

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
The first loss development table within each underwriting division section presents cumulative net losses and loss adjustment expenses. The sum of the current accident year row ties to net losses and loss adjustment expenses disclosed in the Consolidated Statements of Income and Comprehensive Income. The second loss development table within each underwriting division section presents cumulative net losses and loss adjustment expenses that have been paid to date. The difference between cumulative net losses and loss adjustment expenses in the first table and cumulative net losses and loss adjustment expenses paid to date represent the Company’s net reserves for unpaid losses and loss adjustment expenses. Note 6 c) reconciles net reserves for unpaid losses and loss adjustment expenses included in these loss development tables to reserves for losses and loss adjustment expenses reported in the Consolidated Balance Sheets.
Casualty

	Net Losses and Loss Adjustment Expenses Incurred
	For the Years Ended December 31,					As of December 31, 2025
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2025	IBNR	Cumulative Number of Reported Claims
	($ in thousands)
2021	$14,248	$13,640	$16,003	$16,066	$17,025	$5,641	28
2022		55,606	58,427	62,535	60,198	37,191	130
2023			93,028	97,808	97,983	70,189	228
2024				156,132	158,184	133,224	598
2025					213,579	210,786	743
Total incurred					$546,969

	Cumulative Net Paid Claims and Claims Adjustment Expenses
	For the Years Ended December 31,
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2025
	($ in thousands)
2021	$16	$220	$352	$3,032	$11,253
2022		256	6,072	8,260	16,847
2023			326	6,033	18,241
2024				4,101	14,840
2025					1,115
Total paid					$62,296

Net reserves for unpaid losses and loss adjustment expenses					$484,673

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

	Average Annual Percentage Payout of Net Losses and Loss Adjustment Expenses Incurred by Age (Unaudited)
Years	1	2	3	4	5
Casualty	0.8%	5.9%	5.6%	15.0%	48.3%
Professional Liability

	Net Losses and Loss Adjustment Expenses Incurred
	For the Years Ended December 31,					As of December 31, 2025
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2025	IBNR	Cumulative Number of Reported Claims
	($ in thousands)
2021	$10,152	$15,484	$13,368	$7,056	$3,576	$2,692	61
2022		39,442	37,129	32,392	35,220	2,727	124
2023			43,765	45,316	46,011	18,715	429
2024				55,322	56,813	40,326	816
2025					62,519	60,420	1,607
Total incurred					$204,139

	Cumulative Net Paid Claims and Claims Adjustment Expenses
	For the Years Ended December 31,
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2025
	($ in thousands)
2021	$213	$518	$643	$710	$819
2022		419	6,846	9,467	21,744
2023			1,034	6,300	9,877
2024				3,868	8,842
2025					1,798
Total paid					$43,080

Net reserves for unpaid losses and loss adjustment expenses					$161,059

	Average Annual Percentage Payout of Net Losses and Loss Adjustment Expenses Incurred by Age (Unaudited)
Years	1	2	3	4	5
Professional Liability	3.8%	11.7%	6.2%	18.4%	3.0%

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

Healthcare Liability

	Net Losses and Loss Adjustment Expenses Incurred
	For the Years Ended December 31,					As of December 31, 2025
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2025	IBNR	Cumulative Number of Reported Claims
	($ in thousands)
2021	$10,117	$3,088	$2,841	$2,343	$2,285	$938	9
2022		19,019	18,511	20,897	23,090	5,978	92
2023			29,489	28,147	22,677	17,406	203
2024				36,248	39,568	20,417	374
2025					44,210	42,049	1,193
Total incurred					$131,830

	Cumulative Net Paid Claims and Claims Adjustment Expenses
	For the Years Ended December 31,
Accident Year	2021 (Unaudited)	2022 (Unaudited)	2023 (Unaudited)	2024 (Unaudited)	2025
	($ in thousands)
2021	$282	$841	$854	$863	$869
2022		355	1,067	5,778	16,476
2023			454	1,191	4,176
2024				878	11,705
2025					992
Total paid					$34,218

Net reserves for unpaid losses and loss adjustment expenses					$97,612

	Average Annual Percentage Payout of Net Losses and Loss Adjustment Expenses Incurred by Age (Unaudited)
Years	1	2	3	4	5
Healthcare Liability	4.1%	14.5%	11.4%	23.4%	0.3%
Baleen Specialty

	Net Losses and Loss Adjustment Expenses Incurred
	For the Year Ended December 31,		As of December 31, 2025
Accident Year	2024 (Unaudited)	2025	IBNR	Cumulative Number of Reported Claims
	($ in thousands)
2024	$397	$398	$101	3
2025		5,345	4,742	23
Total incurred		$5,743

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

	Cumulative Net Paid Claims and Claims Adjustment Expenses
Accident Year	For the Years Ended December 31,
	2024 (Unaudited)	2025
	($ in thousands)
2024	$234	$265
2025		583
Total paid		$848

Net reserves for unpaid losses and loss adjustment expenses		$4,895

	Average Annual Percentage Payout of Net Losses and Loss Adjustment Expenses Incurred by Age
Years	1	2
Baleen Specialty	34.8%	7.7%
c)Reconciliation of Net Incurred and Paid Claims Development to Consolidated Balance Sheets
The following table reconciles total reserves for losses and loss adjustment expenses, net of reinsurance, included in the loss development tables to reserves for losses and loss adjustment expenses reported in the Consolidated Balance Sheets at December 31, 2025 and 2024:

	December 31, 2025
Underwriting Division	Net Reserves for Unpaid Losses and Loss Expenses	Reinsurance Recoverable on Unpaid Losses	Gross Reserves for Losses and Loss Expenses
	($ in thousands)
Casualty	$484,673	$220,040	$704,713
Professional Liability	161,059	113,085	274,144
Healthcare Liability	97,612	47,039	144,651
Baleen Specialty	4,895	1,533	6,428
Total	$748,239	$381,697	$1,129,936

	December 31, 2024
Underwriting Division	Net Reserves for Unpaid Losses and Loss Expenses	Reinsurance Recoverable on Unpaid Losses	Gross Reserves for Losses and Loss Expenses
	($ in thousands)
Casualty	$311,115	$132,977	$444,092
Professional Liability	119,741	74,879	194,620
Healthcare Liability	78,925	39,008	117,933
Baleen Specialty	163	51	214
Total	$509,944	$246,915	$756,859

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

7.Premiums and Reinsurance Related Information
The following table summarizes the effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses:

Year Ended December 31, 2025	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$862,806	$757,042	$499,753
Ceded	(304,619)	(265,365)	(171,731)
Net	$558,187	$491,677	$328,022

Year Ended December 31, 2024	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$695,717	$593,571	$371,349
Ceded	(244,295)	(208,460)	(123,250)
Net	$451,422	$385,111	$248,099

Year Ended December 31, 2023	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$507,688	$394,727	$242,306
Ceded	(173,016)	(130,825)	(76,024)
Net	$334,672	$263,902	$166,282
All assumed amounts are assumed through the AmFam Quota Share Agreement as described in Note 12.
For the years ended December 31, 2025, 2024 and 2023 the Company ceded $34.7 million, $28.0 million and $18.0 million of written premium, $30.1 million, $21.7 million and $9.0 million of earned premium and $19.1 million, $13.5 million and $5.3 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
The following table summarizes reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:

As of December 31,	2025	2024
	($ in thousands)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$381,697	$246,915
Reinsurance recoverable on paid losses and loss adjustment expenses	18,202	8,157
Allowance for credit losses	(223)	—
Reinsurance recoverable, net	$399,676	$255,072

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of December 31, 2025 and 2024:

Reinsurer	A.M. Best Rating	2025	2024
Renaissance Reinsurance U.S. Inc	A+	30.1%	29.8%
Endurance Assurance Corporation	A+	23.5%	23.8%
Markel Global Reinsurance Company	A	18.4%	20.8%
American Family Connect Property and Casualty Insurance Company	A	9.1%	7.5%
Ascot Bermuda Limited	A	7.1%	9.4%
All other reinsurers	At least A	11.8%	8.7%
Total		100.0%	100.0%
For the years ended December 31, 2025 and 2024, $36.5 million and $19.2 million, respectively, of the Company’s reinsurance recoverable balance is with a subsidiary of AmFam.
8.Debt and Financing Arrangements
a)    Debt
On November 25, 2025, BSHI issued $150 million aggregate principal amount of 7.75% senior unsecured debt (“Senior Notes”), generating net proceeds of $146.4 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 each year, beginning on June 1, 2026. The Senior Notes are scheduled to mature on December 1, 2030, unless redeemed earlier.
The Company has the option to redeem the Senior Notes in whole at any time, or in part from time to time, at a redemption price equal to the following:
•Prior to December 1, 2028: the greater of (i) 100% of the principal amount of the Senior Notes to be redeemed, or (ii) the present value of the remaining scheduled payments of principal and interest on the Senior Notes, discounted at a Treasury rate plus 50 basis points, in each case plus accrued and unpaid interest to, but excluding, the redemption date;
•On or after December 1, 2028 but before December 1, 2029: 102% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date; and
•On or after December 1, 2029: 100% of the principal amount, plus accrued and unpaid interest to, but excluding, the redemption date.
The related indentures governing the Senior Notes contain various covenants, including restrictions on the issuance or disposition of stock of restricted subsidiaries, restrictions on indebtedness, and restrictions on secured indebtedness. As of December 31, 2025, the Company was in compliance with all covenants contained in the indenture.
Interest expense related to the Senior Notes includes accrued interest and the amortization of debt issuance costs. Debt issuance costs are amortized over the period during which the Senior Notes are outstanding. For the year ended December 31, 2025, the Company recognized $1.0 million of interest expense related to the Senior Notes.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

b)    Revolving Credit Facilities
On April 22, 2024, the Company entered into a Credit Agreement (the “2024 Credit Agreement”) with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2024 Credit Agreement provided for a senior secured revolving credit facility (the “2024 Facility”) in the aggregate principal amount of $75 million, which included a $5 million sub-facility for letters of credit. All obligations under the Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates were (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiary guarantors’ assets. The 2024 Credit Agreement contained certain customary covenants, including financial maintenance covenants.
On November 25, 2025, the Company terminated the 2024 Credit Agreement and as a result of the termination, the Company fully expensed previously unamortized deferred financing fees associated with the 2024 Facility and recognized a loss on extinguishment of debt of $0.9 million during the year ended December 31, 2025. The Company did not have any borrowings under the 2024 Facility prior to its termination.
On November 26, 2025, the Company entered into a new Credit Agreement (the “2025 Credit Agreement”) with PNC Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2025 Credit Agreement provides for a senior secured revolving credit facility (the “2025 Facility”) in the aggregate principal amount of $35 million, which includes a $5 million sub-facility for letters of credit, and an accordion feature permitting the Company to request a one-time increase in total commitments of up to $15 million, subject to lender participation. All obligations under the 2025 Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates were (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The 2025 Credit Agreement contains certain customary covenants, including financial maintenance covenants. As of December 31, 2025, the Company was in compliance with all of the 2025 Facility’s covenants. The 2025 Facility matures on the earlier of November 26, 2027, or 91 days prior to the earliest date any MGA Agreement will terminate where no MGA Agreement replacement is found.
Interest on the 2025 Facility is based on a floating rate indexed to either (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, (ii) the greater of (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum and (c) the adjusted term SOFR rate for a one-month interest period plus 1% per annum, plus an applicable rate, or (iii) the adjusted daily simple SOFR plus an applicable rate. As of December 31, 2025, the Company did not have any borrowings outstanding under the 2025 Facility.
The Company had unamortized deferred financing fees related to the 2025 Facility of $0.5 million as of December 31, 2025, and recognized amortization expenses for deferred financing fees of $0.7 million for the year ended December 31, 2025.
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
During the years ended December 31, 2025, 2024 and 2023, BIHL contributed additional paid-in capital of nil, $4.5 million, and $77.7 million, respectively, to the Company without issuing additional shares.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

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
The Board approved the grant of RSUs to the Company’s employees and certain Board directors, and PSUs to its CEO. As of December 31, 2025, 1,224,665 shares of common stock were granted and unvested under the 2024 Plan.
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
The following table provides a summary of RSU activities during the year ended December 31, 2025:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2024	763,415	$17.19
Granted	479,649	31.31
Vested	(170,072)	17.17
Forfeited	(45,264)	20.75
Granted and unvested at December 31, 2025	1,027,728	$23.62
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.
The Company recognized compensation costs associated with the RSUs of $6.5 million, for the year ended December 31, 2025, compared to $2.3 million for the year ended December 31, 2024. Since the RSUs were authorized for issuance in 2024, there were no compensation costs associated with the RSUs for the year ended December 31, 2023.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

As of December 31, 2025, total unrecognized compensation cost for the RSUs were $18.5 million, and the weighted average period over which the cost is expected to be recognized is approximately 2.7 years.
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
The following table provides a summary of PSU activity during the year ended December 31, 2025:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2024	129,411	$10.04
Granted	67,526	16.09
Vested	—	—
Forfeited	—	—
Granted and unvested at December 31, 2025	196,937	$12.11
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
The Company recognized compensation costs associated with the PSUs of $0.7 million in the year ended December 31, 2025, compared to $0.3 million for the year ended December 31, 2024. Since the PSUs were

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

authorized for issuance in 2024, there were no compensation costs associated with the PSUs for the year ended December 31, 2023.
As of December 31, 2025, total unrecognized compensation cost for the PSUs was $1.4 million and the weighted average period over which the cost is expected to be recognized is approximately 1.7 years.
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
As of December 31, 2025, 334,144 Warrants have vested, but none have been exercised.
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
The Company recognized compensation costs associated with the Warrants of $3.1 million in the year ended December 31, 2025, compared to $1.9 million for the year ended December 31, 2024. Since the Warrants were authorized for issuance in 2024, there were no compensation costs associated with the Warrants for the year ended December 31, 2023. As of December 31, 2025, total unrecognized compensation cost for the Warrants were $10.7 million.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

11.Earnings Per Share
The following table provides the calculation of basic and diluted earnings per share:

Years Ended December 31,	2025	2024	2023
	($ in thousands, except share and per share data)
Numerator
Net income	$53,786	$38,243	$25,047

Denominator
Basic weighted average shares outstanding	32,737,932	29,261,209	24,000,000
Effect of dilutive awards(1)
Restricted stock units	448,251	219,417	—
Performance stock units	130,278	68,791	—
Warrants	419,483	127,779	—
Diluted weighted average shares outstanding	33,735,944	29,677,196	24,000,000

Earnings per share
Basic	$1.64	$1.31	$1.04
Diluted	$1.59	$1.29	$1.04
__________________
(1)     As of December 31, 2025, 2024 and 2023, there were nil anti-dilutive awards for all periods that were excluded from the calculation of diluted weighted-average shares outstanding.
12.Related Party Transactions
Prior to the IPO, BSHI received capital contributions from BIHL up to the amount committed by BIHL’s limited partners, Gallatin Point, AMFIC, members of Bowhead’s management and other minority investors. Effective December 3, 2024, BIHL was dissolved. As of December 31, 2025, BIHL contributed $183.3 million into the Company, of which nil, $4.5 million and $77.7 million were contributed in 2025, 2024 and 2023, respectively.
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
In 2025, 2024 and 2023, BICI entered into a ceded quota share reinsurance treaty and a ceded excess of loss reinsurance treaty with reinsurers, in which a separate subsidiary of AmFam participated. In addition, BICI also entered into a ceded cyber liability quota share reinsurance treaty with reinsurers, in which a subsidiary of AmFam also participated.
For the years ended December 31, 2025, 2024 and 2023 Bowhead incurred $13.3 million, $8.6 million and $5.8 million of Ceding Fees under the AmFam Quota Share Agreement, respectively, and ceded $34.7 million, $28.0 million and $18.0 million of written premiums to AmFam under these ceded reinsurance treaties described above, respectively.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

On August 6, 2025, Bowhead entered into a usage-based service agreement with Bold Penguin, an insurtech company owned by AmFam, that streamlines small business insurance submissions. Expenses associated with the service contract are recognized as operating expenses within the Company’s Consolidated Statements of Income and Comprehensive Income. Future contractual commitments are reflected within fixed and determinable purchase obligations within Note 14. For the year ended December 31, 2025, Bowhead incurred $0.1 million of operating expenses under the agreement with Bold Penguin.
For the year ended December 31, 2025, BSUI bound written premium of $0.1 million with American Family Brokerage Inc., a subsidiary of AmFam. BICI assumed 100% of the premium, net of insuring third-party reinsurance, through the AmFam Quota Share Agreement.
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
The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority. As of December 31, 2025, the Company recorded unrecognized tax benefits of $0.4 million, including immaterial accrued interest, related to uncertain tax positions associated with the federal and state research and development credits claimed on 2021 through 2024 tax returns. Interests and penalties related to uncertain tax positions are recorded as income tax expense within the Consolidated Statement of Operations and Comprehensive Income. No liability for unrecognized tax benefits was recorded in prior periods. As of December 31, 2025, none of the Company’s federal or state income tax returns are currently under examination by the IRS or state authorities.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, enacting significant changes to the 2017 Tax Cuts and Jobs Act (“TCJA”). Such changes include the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA also permits immediate expensing of domestic research and development expenditures previously capitalized under the TCJA and modifies various components of the international tax framework. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. The Company has recognized the effects of the enacted provisions and determined the legislation did not have a material impact on the company’s income tax expense or effective tax rate for the year ended December 31, 2025.
For the tax years ended December 31, 2025, 2024 and 2023, the Company calculated federal income tax on a consolidated basis, including BSHI, BSUI, BICI and BUSI. The Company does not file or pay income taxes in any foreign jurisdictions.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

The income tax provision is as follows:

Years Ended December 31,	2025	2024	2023
	($ in thousands)
Deferred income tax benefit
Federal	$(6,524)	$(6,169)	$(4,362)
Total deferred income tax benefit	(6,524)	(6,169)	(4,362)

Current income tax expense
Federal	20,207	17,652	11,182
State	(170)	809	248
Total current income tax expense	20,037	18,461	11,430

Income tax expense	$13,513	$12,292	$7,068
The following table represents the total taxes paid for the years presented, net of refunds:

Years Ended December 31,	2025	2024	2023
	($ in thousands)
Income taxes paid
Federal	$23,000	$15,250	$13,500
State	427	1,161	511
Total taxes paid	$23,427	$16,411	$14,011
For the years ended December 31, 2025, 2024 and 2023, respectively, there was no single state jurisdiction where income taxes paid, net of refunds received, exceeded 5% of total income taxes paid, net of refunds received.
The effective tax rate on income from continuing operations was lower than the prevailing statutory federal income tax rate. Among the most significant book-to-tax adjustments were the following:

Years Ended December 31,	2025		2024		2023
	Amount	% of Income Before Taxes	Amount(3)	% of Income Before Taxes(3)	Amount(3)	% of Income Before Taxes(3)
	($ in thousands, except percent data)
Tax expense (benefit) at statutory tax rate of 21.0%	$14,133	21.0%	$10,612	21.0%	$6,744	21.0%
Tax effect of significant reconciling items:
Nontaxable or nondeductible items
Stock-based compensation(1)	(767)	(1.1)%	562	1.1%	—	—%
Other permanent differences	842	1.3%	479	0.9%	128	0.4%
State and local income tax, net of federal (national) income tax effect(2)	(169)	(0.3)%	639	1.3%	196	0.6%
Tax credits	(924)	(1.4)%	—	—%	—	—%
Changes in unrecognized tax benefits	398	0.6%	—	—%	—	—%
Income tax expense	$13,513	20.1%	$12,292	24.3%	$7,068	22.0%
__________________
(1)    The Stock-based compensation reconciling item is attributable to the fair value of awards that vested in excess of the grant date fair value.
(2)     For the year ended December 31, 2025, state income taxes in Illinois, Massachusetts and Texas made up a majority (greater than 50%) of the tax effect in this category. For the year ended December 31, 2024, state income taxes in California and Illinois made up a majority of the

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

tax effect in this category. For the year ended December 31, 2023, state income taxes in Illinois made up a majority of the tax effect in this category.
(3)    Amounts and percentages presented for the years ended December 31, 2024 and 2023 are restated for the adoption of ASU 2023-09.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes, and the amount used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

As of December 31,	2025	2024
	($ in thousands)
Deferred tax assets
Unearned premium disallowance	$15,187	$12,418
Reserves for losses and loss adjustment expenses	14,295	9,298
Unrealized losses on investments	—	2,982
Share-based compensation	2,049	890
Amortization of startup costs	757	817
Depreciable assets	—	337
Accrued benefits	278	320
Accrued expenses	186	116
Other	117	64
State tax credits	61	—
Capital loss carryforward	5	9
Total deferred tax assets	32,935	27,251

Deferred tax liabilities
Deferred policy acquisition costs	$7,410	$5,801
Accrued bond discount	618	1,092
Unrealized investment gains	1,423	17
Other	45	1
Depreciation	963	—
Total deferred tax liabilities	10,459	6,911

Net deferred tax assets	$22,476	$20,340
The Company is required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years. For tax years 2025 and 2024, the Company has determined no valuation allowance is required based on positive current taxable income and future earnings projections.
As of December 31, 2025, the Company has zero federal net operating loss carryforwards. As of December 31, 2025, the company has capital loss carryforwards of less than $0.1 million, a portion of which will start to expire in 2026 and zero charitable contribution carryforwards.
As of December 31, 2025, the Company established an uncertain tax position of $0.4 million for the federal and state research and development credits claimed on 2021 through 2024 tax returns. At December 31, 2024, no liability for unrecognized tax benefits was recorded. At December 31, 2025 the uncertain tax position of $0.4 million includes estimated interest of $49.3 thousand. The Company’s federal and state tax returns remain subject to tax examinations for the years beginning in December 31, 2021 and forward. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023:

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

As of and Years Ended December 31,	2025	2024	2023
	($ in thousands)
Gross uncertain tax positions, beginning of year	$—	$—	$—
Gross increases to tax positions for the current year	—	—	—
Gross increases to tax positions for prior years	349	—	—
Decreases due to lapse of statutes of limitations	—	—	—
Decreases related to settlements	—	—	—
Gross uncertain tax positions, end of year	$349	$—	$—
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
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments, other than cash and cash equivalents and investments in U.S. government and government agency securities, in excess of 10% of the Company’s mezzanine equity and stockholders’ equity at December 31, 2025 and 2024.
Premium Balances Receivable
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations relating to the payments of premium balances owed to the Company.
The following table summarizes the brokers that make up more than 10% of the Company’s gross written premium for the years ended December 31, 2025, 2024 and 2023:

Brokers	2025	2024	2023
AmWINS Group, Inc.	27.1%	23.6%	15.3%
Ryan Specialty Group Holdings, Inc.	21.5%	22.5%	26.3%
Marsh & McLennan Companies	11.7%	13.4%	14.6%
CRC Insurance Services, Inc.	10.0%	8.8%	9.7%
For the years ended December 31, 2025, 2024 and 2023, the Company recorded an allowance for uncollectible premiums of nil in each respective period.

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
At December 31, 2025 and 2024, 100% of the Company’s reinsurers are rated “A” (Excellent) or better by A.M. Best. At December 31, 2025, the three largest balances by reinsurer accounted for 30.1%, 23.5%, and 18.4% of the Company’s reinsurance recoverable balance and at December 31, 2024, the three largest balances by reinsurer accounted for 29.8%, 23.8% and 20.8% of the Company’s reinsurance recoverable balance. At December 31, 2025 and 2024, our allowance for credit losses on uncollectible reinsurance recoverables was $0.2 million and nil, respectively. Refer to Note 7 Premiums and Reinsurance Related Information for further information.
b)Purchase Obligations
The Company has entered into software service agreements that have purchase obligations depending on the amount of premiums written. The fixed and determinable portion of such purchase obligations was approximately $8.6 million due for the years 2026 - 2029 at December 31, 2025. The obligations may increase depending on the amount of premium written by the Company over the respective years.
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
d)Other
The Company has incurred certain employment taxes, penalties and interests related to the employment taxes for an employee domiciled in the United Kingdom since 2021. As of December 31, 2025 and 2024, the Company accrued approximately $1.6 million and $1.5 million, respectively, which represents its best estimate of taxes, interest, and penalties owed.
15.Employee Benefit Plan
The Company has established the Plan in accordance with Section 401(k) of the Internal Revenue Code. Expenses related to the Plan were $2.0 million, $1.4 million and $1.1 million in 2025, 2024 and 2023, respectively.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

16.Property and Equipment, net
As of December 31, 2025 and 2024, property and equipment, net consists of:

As of December 31,	2025	2024
	($ in thousands)
Computer software	$18,674	$13,104
Leasehold improvements	30	30
Furniture and equipment	38	38
Property and equipment, cost	18,742	13,172
Accumulated depreciation	(8,106)	(6,327)
Property and equipment, net	$10,636	$6,845
For the years ended December 31, 2025, 2024 and 2023 depreciation expense was $1.8 million, 3.9 million and $2.3 million, respectively, of which $1.8 million, $3.7 million and $2.1 million, respectively, related to the amortization of capitalized software.
17.Leases
The Company and its subsidiaries have a right to use two distinct office spaces in New York and Chicago under separate lease agreements. On December 1, 2024, the company exercised its option to extend the Chicago lease, which will expire on August 31, 2028, with a renewal option to extend. The leases are classified as operating leases. The Company was not party to any finance lease arrangements as of and during the years ended December 31, 2025 and 2024. The ROU asset and lease liability balances as of December 31, 2025 were $2.8 million and $3.0 million, respectively, and the ROU asset and lease liability balances as of December 31, 2024 were $4.0 million and $4.3 million, respectively.
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
Lease expense for the years ended December 31, 2025, 2024 and 2023 was $1.4 million, $1.2 million and $0.6 million, respectively. Lease expense is recognized on a straight-line basis over the lease term in operating expenses within the Consolidated Statements of Income and Comprehensive Income. The Company has immaterial variable lease costs and no short-term leases for the year ended December 31, 2025. The following table summarizes the Company’s future minimum lease payment obligations under non-cancelable operating leases as of December 31, 2025:

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

As of December 31,	2025
($ in thousands)
Contractual maturities:
2026	$1,415
2027	1,568
2028	162
Later years	—
Total undiscounted future minimum lease payments	3,145
Less: Discount impact	(161)
Total discounted operating lease liability	$2,984
The weighted average remaining lease term and weighted average discount rate for the Company’s operating leases as of December 31, 2025 were 2.1 years and 5.0%, respectively.
Cash paid for operating leases for the years ended December 31, 2025, 2024 and 2023 was $1.6 million, $1.3 million and $0.6 million, respectively. There were no non-cash additions from new and remeasured leases that resulted in an increase to the ROU asset and lease liability.
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income that is also reported on the Consolidated Statements of Income and Comprehensive Income as consolidated net income. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets. Net income is used to monitor budget versus actual results. The CODM uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment. The CODM uses the same level of detail as presented on the Consolidated Statements of Income and Comprehensive Income to evaluate segment revenue, net income, and significant segment expenses.

The following table presents revenues by underwriting division for the years ended December 31, 2025, 2024 and 2023:

Underwriting Division	2025	2024	2023
	($ in thousands)
Casualty	$366,302	$292,905	$192,062
Professional Liability	98,817	90,266	87,588
Healthcare Liability	77,173	67,029	55,022
Baleen Specialty	15,895	1,222	—
Net written premiums	$558,187	$451,422	$334,672
The Company’s operations and assets are located entirely within the United States, and all of its revenues are attributed to United States-based policyholders. The Company does not have intra-entity sales or transfers.

Bowhead Specialty Holdings Inc.
Notes to Consolidated Financial Statements

The Company has no single major customer representing 10% or more of its total revenues during fiscal years 2025, 2024 and 2023.
19.     Insurance – Statutory Information
The Company’s insurance company subsidiary, BICI, received its Certificate of Authority from the Wisconsin Office of the Commissioner of Insurance, which authorized BICI to transact business effective December 18, 2020. BICI is restricted by Wisconsin law as to the amount of dividends it can pay without the approval of regulatory authorities. BICI is restricted from paying dividends by the lesser of: (1) 10.0% of statutory capital and surplus as of the preceding December 31, or; (2) the greater of: (a) statutory net income for the calendar year preceding the date of the dividend distribution, minus realized capital gains for that year, or (b) aggregate of net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. At December 31, 2025, 2024, and 2023 the maximum dividend that BICI could pay without the approval of regulatory authorities was $34.1 million, $16.1 million, and $2.9 million respectively.
BICI’s net income and statutory capital and surplus, as determined in accordance with Statutory Accounting Principles (“SAP”) established by the National Association of Insurance Commissioners (“NAIC”), are as follows:

	2025	2024	2023
	($ in thousands)
Net income	$44,479	$28,193	$16,106
Statutory capital and surplus	486,174	341,244	191,463
The significant variances between SAP and GAAP are that for statutory purposes acquisition costs are charged to income as incurred, bonds are carried at amortized cost, deferred federal and state income taxes are subject to limitations, and certain assets designated as non-admitted assets are disallowed.
The NAIC has risk-based capital (“RBC”) requirements that require insurance companies to calculate and report information under a risk-based formula, which measures statutory capital and surplus needs based on a regulatory definition of risk in a company’s mix of products and its balance sheet. This guidance is used to calculate two capital measurements: Total Adjusted Capital and RBC Authorized Control Level. Total Adjusted Capital is equal to the Company’s statutory capital and surplus excluding capital and surplus derived from the use of permitted practices that differ from statutory accounting practices. RBC Authorized Control Level is the capital level used by regulatory authorities to determine whether remedial action is required. Generally, no remedial action is required if Total Adjusted Capital is 200% or more of the RBC Authorized Control Level. As of December 31, 2025 and 2024, BICI’s capital and surplus exceeds its Authorized Control Level.
20.    Subsequent Events
Management of BSHI has evaluated all events occurring after December 31, 2025 through the issuance of these consolidated financial statements and determined that there are no events requiring recognition or disclosure.

Bowhead Specialty Holdings Inc.
Schedule II — Condensed Financial Information of Registrant
Balance Sheets (Parent Company)

	December 31,
	2025	2024
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value	$23,594	$20,073
Investment in subsidiaries	522,127	348,229
Total investments	545,721	368,302

Cash and cash equivalents	49,222	899
Accrued investment income	98	205
Deferred tax assets, net	1,132	439
Income tax receivable	681	—
Other assets	745	1,506
Total assets	$597,599	$371,351

Liabilities
Income taxes payable	$—	$518
Accrued expenses	982	110
Debt	146,447	—
Due to subsidiaries	896	—
Other liabilities	—	281
Total liabilities	148,325	909

Commitments and contingencies (Note 14)

Mezzanine equity
Performance stock units	1,008	265

Stockholders' equity
Common stock	328	327
($0.01 par value; 400,000,000 shares authorized, 32,783,451 and 32,662,683 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively)
Additional paid-in capital	325,889	318,095
Accumulated other comprehensive income (loss)	5,354	(11,154)
Retained earnings	116,695	62,909
Total stockholders' equity	448,266	370,177
Total mezzanine equity and stockholders' equity	449,274	370,442

Total liabilities, mezzanine equity and stockholders' equity	$597,599	$371,351

Bowhead Specialty Holdings Inc.
Schedule II — Condensed Financial Information of Registrant
Statements of Income (Loss) (Parent Company)

	Years Ended December 31,
	2025	2024	2023
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$—	$—	$—
Ceded written premiums	—	—	—
Net written premiums	—	—	—
Change in net unearned premiums	—	—	—
Net earned premiums	—	—	—

Net investment income	938	3,178	—
Net realized investment gains	38	—	—
Other insurance-related income	—	—	—
Total revenues	976	3,178	—

Expenses
Net losses and loss adjustment expenses	—	—	—
Net acquisition costs	—	—	—
Operating expenses	1,094	507	—
Non-operating expenses	15	—	—
Warrant expense	3,142	1,917	—
Interest expense and financing fees	2,012	725	—
Loss extinguishment on credit facility	862	—	—
Total expenses	7,125	3,149	—

(Loss) income before income taxes	(6,149)	29	—

Income tax (benefit) expense	(1,483)	62	—

(Loss) income before net income of subsidiaries	(4,666)	(33)	—

Net income of subsidiaries	58,452	38,276	25,047

Net income	$53,786	$38,243	$25,047

Other comprehensive income
Change in unrealized gain (loss) on investments	—	—	—
Other comprehensive (loss) income before other comprehensive loss of subsidiaries	(43)	63	—
Other comprehensive income of subsidiaries	16,551	155	5,317
Total comprehensive income	$70,294	$38,461	$30,364

Bowhead Specialty Holdings Inc.
Schedule II — Condensed Financial Information of Registrant
Statements of Cash Flows (Parent Company)

	December 31,
	2025	2024	2023
	($ in thousands)
Cash flows from operating activities:
Net income	$53,786	$38,243	$25,047
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	(38)	—	—
Amortization of premiums/discounts on fixed maturities	(26)	(108)	—
Stock-based compensation	683	339	—
Non-cash amortization of deferred issuance costs	50	—	—
Non-cash loss extinguishment of credit facility	819	—	—
Deferred income taxes	(681)	(456)	—
Warrant expense	3,142	1,917	—
Net changes in operating assets and liabilities:
Accrued investment income	107	(205)	—
Income taxes receivable	(681)	—	—
Other assets and liabilities	556	(1,225)	—
Accrued expenses	871	110	—
Income taxes payable	(518)	519	—
Equity in net income of subsidiaries	(58,452)	(38,276)	(25,047)
Net cash (used in) provided by operating activities	(382)	858	—

Cash flows from investing activities:
Purchase of:
Fixed maturity securities	(43,565)	(128,367)	—
Proceeds from the sale and maturity of:
Fixed maturity securities	40,053	1,797	—
Investment in subsidiaries	(92,343)	(7,275)	(77,655)
Net cash used in investing activities	(95,855)	(133,845)	(77,655)

Cash flows from financing activities:
Contribution from parent	—	2,839	77,655
Proceeds from share issuance related to equity awards	—	64	—
Proceeds from share initial public offering, net	—	130,982	—
Taxes paid on withholding shares	(1,837)	—	—
Proceeds from debt	150,000	—	—
Debt issuance costs	(3,603)	—	—
Net cash provided by (used in) financing activities	144,560	133,885	77,655

Net change in cash, cash equivalents and restricted cash	$48,323	$898	$—
Cash, cash equivalents and restricted cash, beginning of period	899	1	1
Cash, cash equivalents and restricted cash, end of period	$49,222	$899	$1

Non-cash investing and financing activities:
Deemed contribution related to share-based compensation to investment in subsidiary	$(6,551)	$(3,763)	$(682)
Deemed contribution related to share-based compensation from parent	—	1,642	682
Deemed contribution related to fixed maturity securities to subsidiary	—	(106,685)	—

Bowhead Specialty Holdings Inc.
Schedule IV - Reinsurance

	December 31, 2025
	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in thousands, except percentages)
Casualty	$(184,364)	$550,666	$366,302	150.3%
Professional Liability	(75,602)	174,419	98,817	176.5%
Healthcare Liability	(39,117)	116,290	77,173	150.7%
Baleen Specialty	(5,536)	21,431	15,895	134.8%
Total	$(304,619)	$862,806	$558,187	154.6%

	December 31, 2024
	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in thousands, except percentages)
Casualty	$(138,912)	$431,817	$292,905	147.4%
Professional Liability	(70,385)	160,651	90,266	178.0%
Healthcare Liability	(34,590)	101,619	67,029	151.6%
Baleen Specialty	(408)	1,630	1,222	133.4%
Total	$(244,295)	$695,717	$451,422	154.1%

	December 31, 2023
	Premiums Ceded to Other Companies	Premiums Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in thousands, except percentages)
Casualty	$(85,393)	$277,455	$192,062	144.5%
Professional Liability	(57,663)	145,251	87,588	165.8%
Healthcare Liability	(29,960)	84,982	55,022	154.5%
Total	$(173,016)	$507,688	$334,672	151.7%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are designed to help ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Since we are an emerging growth company, this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the fourth quarter of 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading plan or adopted, modified or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”), including under the captions “Proposal 1 - Election of Directors,” “Information About our Executive Officers” and “General Information About the Board of Directors.”.
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
We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to us. It is also our policy to comply with applicable securities laws when engaging in transactions in our own securities. A copy of our Insider Trading Policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Des Moines, Iowa. Auditor Firm ID: 238
The information required by this item is incorporated by reference to our Proxy Statement, including under the caption “Fees Billed by the Principal Accountant.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Exhibits

Number	Description

3.1
Amended and Restated Certificate of Incorporation of Bowhead Specialty Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

3.2	Amended and Restated Bylaws of Bowhead Specialty Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025)
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
4.5
Registration Rights Agreement, dated as of May 28, 2024, between Bowhead Specialty Holdings Inc. and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

4.6
Indenture, dated as of November 25, 2025, between Bowhead Specialty Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2025)

4.7
First Supplemental Indenture, dated as of November 25, 2025, between Bowhead Specialty Holdings Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2025)

4.8
Form of Bowhead Specialty Holdings Inc.’s 7.750% Senior Notes due 2030 (included in Exhibit 4.7) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2025)

10.1
Senior Revolving Credit Agreement, dated as of November 26, 2025, among Bowhead Specialty Holdings Inc., the lenders and issuing banks party thereto from time to time, and PNC Bank, National Association, as administrative agent, an issuing bank and swingline lender.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2025)

10.2
Credit Agreement, dated as of April 22, 2024, among Bowhead Specialty Holdings Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on S-1/A filed with the SEC on May 3, 2024)

10.3†
Amended and Restated Managing General Agency Agreement, dated as of May 23, 2024 between Midvale Indemnity Company and Bowhead Specialty Underwriters, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.4†
Second Amended and Restated Managing General Agency Agreement, dated as of August 7, 2024, between Homesite Insurance Company of Florida and Bowhead Specialty Underwriters, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.5†
Amended and Restated Managing General Agency Agreement, dated as of May 23, 2024, between Homesite Insurance Company and Bowhead Specialty Underwriters, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.6†
Amended and Restated Quota Share Reinsurance Agreement, dated as of May 23, 2024, between American Family Mutual Insurance Company, S.I. and Bowhead Insurance Company, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

Number	Description

10.7†
Amended and Restated Insurance Trust Agreement, dated as of May 23, 2024, among Bowhead Insurance Company, Inc., American Family Mutual Insurance Company, S.I. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.8+	Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on S-1/A filed with the SEC on May 13, 2024)
10.9+
Form of Employee Restricted Stock Unit Award Agreement under the Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on S-1/A filed with the SEC on May 13, 2024)

10.10+
2025 Form of Employee Restricted Stock Unit Award Agreement Under the Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025)

10.11+
Form of Director Restricted Stock Unit Award Agreement under the Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on S-1/A filed with the SEC on May 13, 2024)

10.12+
Employment Agreement between Stephen Sills and Bowhead Specialty Holdings Inc., dated as of May 22, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2024)

10.13*+
Contract of Employment between Globalization Partners Limited and David John Newman dated 29 March 2024 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025)

10.14
Form of Indemnification Agreement between Bowhead Specialty Holdings Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on S-1/A filed with the SEC on May 13, 2024)

10.15
Credit Agreement, dated as of April 22, 2024, among Bowhead Specialty Holdings Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on S-1/A filed with the SEC on May 3, 2024)

10.16
Services Agreement, dated as of October 7, 2020, among Bowhead Insurance Holdings LP, Bowhead Specialty Underwriters, Inc., Bowhead Underwriting Services, Inc. and Bowhead Insurance Company, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement S-1/A filed with the SEC on May 3, 2024)

10.17
Joinder to the Services Agreement, dated as of May 2, 2024, among Bowhead Specialty Holdings Inc., Bowhead Insurance Holdings LP, Bowhead Specialty Under-writers, Inc., Bowhead Underwriting Services, Inc. and Bowhead Insurance Company, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement S-1/A filed with the SEC on May 3, 2024)

10.18
Amendment to the Services Agreement, dated as of May 2, 2024, among Bowhead Specialty Holdings Inc. Bowhead Insurance Holdings LP, Bowhead Specialty Under-writers, Inc., Bowhead Underwriting Services, Inc. and Bowhead Insurance Company, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement S-1/A filed with the SEC on May 3, 2024)

10.19+†	Bowhead Specialty Holdings Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025)
14.1	Bowhead Specialty Holdings Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with SEC on February 27, 2025)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on S-1 filed with the SEC on April 12, 2024)
23.1*	Consent of PricewaterhouseCoopers LLP Independent Registered Public Accounting Firm
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2025)

Number	Description

101*	Interactive data files (formatted as Inline XBRL)
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2026.

BOWHEAD SPECIALTY HOLDINGS INC.

By:	/s/ Stephen Sills
Name:	Stephen Sills
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Sills	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2026
Stephen Sills

/s/ Brad Mulcahey	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2026
Brad Mulcahey

/s/ Shirley Yap	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2026
Shirley Yap

/s/ Matthew Botein	Chairperson	February 24, 2026
Matthew Botein

/s/ Tom Baker	Director	February 24, 2026
Tom Baker

/s/ Angela Brock-Kyle	Director	February 24, 2026
Angela Brock-Kyle

/s/ Zhak Cohen	Director	February 24, 2026
Zhak Cohen

/s/ Fabian J. Fondriest	Director	February 24, 2026
Fabian J. Fondriest

/s/ David Foy	Director	February 24, 2026
David Foy

/s/ David Holman	Director	February 24, 2026
David Holman

/s/ Price Lowenstein	Director	February 24, 2026
Price Lowenstein

/s/ Ava Schnidman	Director	February 24, 2026
Ava Schnidman

/s/ Troy Van Beek	Director	February 24, 2026
Troy Van Beek