Form 10-Q
period 2026-03-31
Bowhead Specialty Holdings Inc.
filed 2026-05-05
CIK 2002473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Number of shares of the registrant’s common stock outstanding at April 29, 2026: 32,838,035

Bowhead Specialty Holdings Inc.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

Bowhead Specialty Holdings Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost of $1,524,297 and $1,364,228, respectively)	$1,520,350	$1,371,006
Short-term investments, at amortized cost, which approximates fair value	4,976	—
Total investments	1,525,326	1,371,006

Cash and cash equivalents	97,185	193,545
Restricted cash and cash equivalents	44,343	40,225
Accrued investment income	11,327	10,958
Premium balances receivable	84,631	84,415
Reinsurance recoverable, net	433,265	399,676
Prepaid reinsurance premiums	192,110	191,821
Deferred policy acquisition costs	40,044	35,284
Property and equipment, net	11,307	10,636
Income taxes receivable	1,426	3,073
Deferred tax assets, net	27,742	22,476
Other assets	10,587	8,261
Total assets	$2,479,293	$2,371,376

Liabilities
Reserve for losses and loss adjustment expenses	$1,220,800	$1,129,936
Unearned premiums	556,416	552,594
Reinsurance balances payable	59,085	65,778
Debt	146,515	146,447
Income taxes payable	6,213	314
Accrued expenses	11,088	19,047
Other liabilities	20,016	7,986
Total liabilities	2,020,133	1,922,102

Commitments and contingencies (Note 13)

Mezzanine equity
Performance stock units	1,258	1,008

Stockholders' equity
Common stock	328	328
($0.01 par value; 400,000,000 shares authorized, 32,838,035 and 32,783,451 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively)
Additional paid-in capital	327,987	325,889
Accumulated other comprehensive (loss) income	(3,118)	5,354
Retained earnings	132,705	116,695
Total stockholders' equity	457,902	448,266
Total mezzanine equity and stockholders' equity	459,160	449,274

Total liabilities, mezzanine equity and stockholders' equity	$2,479,293	$2,371,376

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$216,741	$174,848
Ceded written premiums	(76,399)	(58,079)
Net written premiums	140,342	116,769
Change in net unearned premiums	(3,534)	(6,953)
Net earned premiums	136,808	109,816

Net investment income	18,027	12,559
Net realized investment losses	(21)	(4)
Other insurance-related income	880	345
Total revenues	155,694	122,716

Expenses
Net losses and loss adjustment expenses	91,481	73,427
Net acquisition costs	13,893	9,796
Operating expenses	25,804	23,937
Non-operating expenses	—	110
Warrant expense	775	775
Interest expense and financing fees	3,162	247
Foreign exchange losses (gains)	8	(46)
Total expenses	135,123	108,246

Income before income taxes	20,571	14,470

Income tax expense	(4,561)	(3,045)

Net income	$16,010	$11,425

Other comprehensive income
Change in unrealized gain (loss) on investments (net of income tax benefit (expense) of $2,252 and $(1,972), respectively	(8,472)	7,418
Total comprehensive income	$7,538	$18,843

Earnings per share:
Basic	$0.49	$0.35
Diluted	$0.48	$0.34

Weighted average shares outstanding:
Basic	32,807,104	32,662,683
Diluted	33,283,727	33,711,924
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
(In thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2025	32,783,451	$328	$1,008	$325,889	$5,354	$116,695	$449,274
Net income	—	—	—	—	—	16,010	16,010
Other comprehensive loss, net of tax	—	—	—	—	(8,472)	—	(8,472)
Stock-based compensation expense	—	—	250	2,112	—	—	2,362
Issuance of common stock under stock-based compensation plan	86,275	1	—	—	—	—	1
Common stock withheld for taxes	(31,691)	(1)	—	(789)	—	—	(790)
Warrant expense	—	—	—	775	—	—	775
Balance, March 31, 2026	32,838,035	$328	$1,258	$327,987	$(3,118)	$132,705	$459,160

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
($ in thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2024	32,662,683	$327	$265	$318,095	$(11,154)	$62,909	$370,442
Net income	—	—	—	—	—	11,425	11,425
Other comprehensive income, net of tax	—	—	—	—	7,418	—	7,418
Stock-based compensation expense	—	—	144	1,159	—	—	1,303
Warrant expense	—	—	—	775	—	—	775
Balance, March 31, 2025	32,662,683	$327	$409	$320,029	$(3,736)	$74,334	$391,363

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Cash flows from operating activities:
Net income	$16,010	$11,425
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	21	4
Amortization of premium/discounts on fixed maturity securities	(194)	(366)
Stock‐based compensation	2,362	1,303
Depreciation and amortization	617	401
Non-cash amortization of deferred issuance costs	67	—
Non-cash lease expense	317	301
Deferred income taxes	(3,013)	(990)
Warrant expense	775	775
Net changes in operating assets and liabilities:
Accrued investment income	(369)	(155)
Premium balances receivable	(216)	(9,558)
Reinsurance recoverable	(33,589)	(29,801)
Prepaid reinsurance premiums	(289)	958
Deferred policy acquisition costs	(4,760)	(528)
Income taxes receivable	1,647	(24)
Other assets	(2,643)	(3,932)
Reserve for losses and loss expenses	90,864	88,365
Unearned premiums	3,822	5,995
Reinsurance balances payable	(6,693)	(9,009)
Accrued expenses	(7,959)	(12,227)
Income taxes payable	5,899	4,032
Other liabilities	2,780	753
Net cash provided by operating activities	65,456	47,722
Net cash used in investing activities
Purchases of:
Fixed maturity securities	(237,383)	(250,537)
Short-term investments	(4,954)	—
Proceeds from the sale and maturity of:
Fixed maturity securities	86,716	105,441
Purchase of property and equipment, net	(1,288)	(1,233)
Net cash used in investing activities	(156,909)	(146,329)
Net cash used in financing activities
Capital contribution from parent	—	—
Taxes paid on withholding	(789)	—
Net cash used in financing activities	(789)	—
Net change in cash, cash equivalents and restricted cash	(92,242)	(98,607)
Cash, cash equivalents and restricted cash, beginning of period	233,770	222,058
Cash, cash equivalents and restricted cash, end of period	$141,528	$123,451
Reconciliation of restricted cash
Cash and cash equivalents	$97,185	$88,050
Restricted cash and cash equivalents	44,343	35,401
Total cash and cash equivalents and restricted cash	$141,528	$123,451
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
BSUI is party to three Managing General Agency Agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of American Family Mutual Insurance Company, S.I., (“AFMIC” and together with its wholly-owned subsidiaries, “AmFam”). AmFam beneficially owns approximately 14.3% of BSHI’s issued and outstanding common stock as of March 31, 2026. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from such brokers to BSUI. Through these MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a ceding fee on net premiums assumed by BICI (“Ceding Fee”). BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
The Company is organized as a single operating and reportable segment through which it offers a variety of specialty insurance products to a number of markets.
Basis of Presentation
The accompanying condensed consolidated financial statements for BSHI and its wholly-owned subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and do not contain all of the information and footnotes required by U.S. GAAP for complete financial statements. As such, the disclosures provided herein should be read in conjunction with the Company’s latest annual financial statements. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair statement of the Company’s financial position. All intercompany transactions and balances are eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
The Company has not adopted any new accounting standards during the three months ended March 31, 2026.
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
ASU 2025-11, Interim Reporting - Narrow-Scope Improvements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the scope, form and content, and disclosure requirements for entities that provide interim financial statements in accordance with U.S. GAAP, and introduce a comprehensive list of required interim disclosures. The amendments are effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the effects that the adoption standards will have on its consolidated financial statements.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
ASU 2025-12, Codification Improvements
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which includes several technical corrections, clarifications, and minor improvements to various topics in the FASB Accounting Standards Codification. The amendments are primarily editorial or clarifying in nature and are not expected to result in significant changes in current accounting practice. The amendments are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is in the process of evaluating the effects that the adoption standards will have on its consolidated financial statements.disclosures and a new disclosure principle for material events occurring after the prior annual period.
There are no other prospective accounting standards which, upon their effective date, would have a material impact on the Company’s condensed consolidated financial statements.
2.Investments
The following table summarizes the amortized cost and fair value of the Company’s fixed maturity securities, all of which are classified as available for sale:

		Gross Unrealized
As of March 31, 2026	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$72,857	$71	$(116)	$72,812
State and municipal	149,774	991	(3,334)	147,431
Commercial mortgage-backed securities	171,250	1,053	(1,494)	170,809
Residential mortgage-backed securities	350,505	2,605	(4,245)	348,865
Asset-backed securities	190,343	453	(663)	190,133
Corporate	589,568	3,627	(2,895)	590,300
Total	$1,524,297	$8,800	$(12,747)	$1,520,350

		Gross Unrealized
As of December 31, 2025	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$80,184	$184	$—	$80,368
State and municipal	131,607	713	(3,042)	129,278
Commercial mortgage-backed securities	170,496	1,688	(862)	171,322
Residential mortgage-backed securities	317,905	4,071	(3,415)	318,561
Asset-backed securities	168,363	931	(290)	169,004
Corporate	495,673	7,510	(710)	502,473
Total	$1,364,228	$15,097	(8,319)	$1,371,006

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
a)Contractual Maturity of Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities at March 31, 2026 and December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

As of March 31, 2026	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$81,190	$81,078
Due after one year through five years	550,307	549,899
Due after five years through ten years	79,570	78,782
Due after ten years	101,132	100,784
	812,199	810,543
Commercial mortgage-backed securities	171,250	170,809
Residential mortgage-backed securities	350,505	348,865
Asset-backed securities	190,343	190,133
Total	$1,524,297	$1,520,350

As of December 31, 2025	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$113,224	$113,298
Due after one year through five years	391,104	395,094
Due after five years through ten years	119,589	120,687
Due after ten years	83,547	83,040
	707,464	712,119
Commercial mortgage-backed securities	170,496	171,322
Residential mortgage-backed securities	317,905	318,561
Asset-backed securities	168,363	169,004
Total	$1,364,228	$1,371,006

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
b)Net Investment Income
The components of net investment income were derived from the following sources:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
U.S. government and government agency	$739	$1,844
State and municipal	1,374	687
Commercial mortgage-backed securities	2,115	1,180
Residential mortgage-backed securities	4,256	2,539
Asset-backed securities	2,063	1,484
Corporate	6,139	3,253
Short-term investments	21	128
Cash and cash equivalents	1,684	1,704
Gross investment income	18,391	12,819
Investment expenses	(364)	(260)
Net investment income	$18,027	$12,559
c)Net Realized Investment Losses
There were $20.9 thousand and $4.1 thousand of net realized investment losses from the sale of investments.for the three months ended March 31, 2026, and March 31, 2025, respectively.
d)Restricted Assets
The Company is required to maintain assets as collateral in trust accounts to support the obligations of the AmFam Quota Share Agreement. The assets held in trust include fixed maturity securities and restricted cash and cash equivalents. The Company is entitled to interest income earned on these restricted assets, which is included in net investment income in the Condensed Consolidated Statements of Income and Comprehensive Income.
The following table summarizes the value of the Company’s restricted assets disclosed in the Condensed Consolidated Balance Sheets:

As of	March 31, 2026	December 31, 2025
	($ in thousands)
U.S. government and government agency	$35,104	$60,237
State and municipal	82,039	73,453
Commercial mortgage-backed securities	101,013	100,934
Residential mortgage-backed securities	212,505	204,459
Asset-backed securities	105,580	95,908
Corporate	366,121	303,849
Restricted fixed maturity securities	902,362	838,840
Restricted cash and cash equivalents	44,343	40,225
Restricted assets	$946,705	$879,065

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
e)Gross Unrealized Losses
The following table summarizes available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
As of March 31, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$42,729	$(116)	$—	$—	$42,729	$(116)
State and municipal	31,867	(301)	39,833	(3,033)	71,700	(3,334)
Commercial mortgage-backed securities	82,337	(913)	6,680	(581)	89,017	(1,494)
Residential mortgage-backed securities	132,363	(990)	22,795	(3,255)	155,158	(4,245)
Asset-backed securities	113,848	(565)	3,208	(98)	117,056	(663)
Corporate	266,969	(2,285)	18,050	(610)	285,019	(2,895)
Total	$670,113	$(5,170)	$90,566	$(7,577)	$760,679	$(12,747)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$—	$—	$—	$—	$—	$—
State and municipal	21,959	(122)	43,392	(2,920)	65,351	(3,042)
Commercial mortgage-backed securities	63,162	(312)	7,055	(550)	70,217	(862)
Residential mortgage-backed securities	40,180	(164)	29,284	(3,251)	69,464	(3,415)
Asset-backed securities	26,304	(168)	5,627	(122)	31,931	(290)
Corporate	46,922	(119)	23,323	(591)	70,245	(710)
Total	$198,527	$(885)	$108,681	$(7,434)	$307,208	$(8,319)
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
The fair values of short-term investments approximate their carrying values due to their short-term maturity.
The following table presents the Company’s investments measured at fair value by level:

As of March 31, 2026	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$55,168	$17,644	$—	$72,812
State and municipal	—	147,431	—	147,431
Commercial mortgage-backed securities	—	170,809	—	170,809
Residential mortgage-backed securities	—	348,865	—	348,865
Asset-backed securities	—	190,133	—	190,133
Corporate	—	590,300	—	590,300
Total fixed maturity securities	55,168	1,465,182	—	1,520,350
Short-term investments	—	4,976	—	4,976
Total investments	$55,168	$1,470,158	$—	$1,525,326

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$80,368	$—	$—	$80,368
State and municipal	—	129,278	—	129,278
Commercial mortgage-backed securities	—	171,322	—	171,322
Residential mortgage-backed securities	—	318,561	—	318,561
Asset-backed securities	—	169,004	—	169,004
Corporate	—	502,473	—	502,473
Total fixed maturity securities	80,368	1,290,638	—	1,371,006
Short-term investments	—	—	—	—
Total investments	$80,368	$1,290,638	$—	$1,371,006
4.Deferred Policy Acquisition Costs
Acquisition costs deferred and amortized to net income for the three months ended March 31, 2026 and 2025 are summarized as follows:

As of March 31,	2026	2025
	($ in thousands)
Deferred policy acquisition costs, beginning of year	$35,284	$27,625

Additions to deferred balance:
Broker commission	32,741	24,346
Ceding fee	4,325	2,348
Others	3,989	637
Ceding commission	(22,402)	(17,007)
Total net additions	18,653	10,324

Amortization of net policy acquisition costs	(13,893)	(9,796)

Deferred policy acquisition costs, end of period	$40,044	$28,153

Three Months Ended March 31,	2026	2025
	($ in thousands)
Net policy acquisition costs
Broker commission	30,655	23,646
Ceding fee	4,133	2,444
Others	1,330	816
Ceding commission	(22,225)	(17,110)
Amortization of net policy acquisition costs	$13,893	$9,796

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.Reserve for Losses and Loss Adjustment Expenses
The table below provides a reconciliation of the beginning and ending reserve balances for the three months ended March 31, 2026 and March 31, 2025:

	March 31, 2026	March 31, 2025
	($ in thousands)
Gross reserves for losses and loss adjustment expenses, beginning of year	$1,129,936	$756,859
Reinsurance recoverable on unpaid losses, beginning of year	381,697	246,915
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$748,239	$509,944

Net incurred losses and loss adjustment expenses related to:
Current accident year	90,879	72,983
Prior accident years	602	444
	91,481	73,427
Net paid losses and loss adjustment expenses related to:
Current accident year	639	549
Prior accident years	31,189	16,386
	31,828	16,935

Net reserves for unpaid losses and loss adjustment expenses, end of period	$807,892	$566,436
Reinsurance recoverable on unpaid losses, end of period	412,908	278,788
Gross reserves for losses and loss adjustment expenses, end of period	$1,220,800	$845,224
During the three months ended March 31, 2026 and 2025, there were $0.6 million and $0.4 million of prior accident year losses, respectively. The existence of our prior accident year losses were driven by expected loss ratios applied to additional premiums that were billed and earned in the period, but associated with policies from prior accident years. These amounts were not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
6.Premiums and Reinsurance Related Information
The following table summarizes the effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses:

Three Months Ended March 31, 2026	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$216,741	$212,919	$140,349
Ceded	(76,399)	(76,111)	(48,868)
Net	$140,342	$136,808	$91,481

Three Months Ended March 31, 2025	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$174,848	$168,853	$111,547
Ceded	(58,079)	(59,037)	(38,120)
Net	$116,769	$109,816	$73,427

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
All assumed amounts are assumed through the AmFam Quota Share Agreement as described in Note 11.
For the three months ended March 31, 2026 and 2025, Bowhead ceded $8.4 million and $6.8 million of written premium, $8.5 million and $6.7 million of earned premium and $5.6 million and $2.8 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
The following table summarizes reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:

As of	March 31, 2026	December 31, 2025
	($ in thousands)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$412,908	$381,697
Reinsurance recoverable on paid losses and loss adjustment expenses	20,604	18,202
Allowance for credit losses	(247)	(223)
Reinsurance recoverable, net	$433,265	$399,676
The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of March 31, 2026 and December 31, 2025:

Reinsurer	A.M. Best Rating	March 31, 2026	December 31, 2025
Renaissance Reinsurance U.S. Inc	A+	29.9%	30.1%
Endurance Assurance Corporation	A+	23.2%	23.5%
Markel Global Reinsurance Company	A	17.4%	18.4%
American Family Connect Property and Casualty Insurance Company	A	9.6%	9.1%
Ascot Bermuda Limited	A	6.8%	7.1%
All other reinsurers	At least A	13.1%	11.8%
Total		100.0%	100.0%
As of March 31, 2026 and December 31, 2025, $41.4 million and $36.5 million, respectively, of the Company’s reinsurance recoverable balance is with a subsidiary of AmFam.
7.Debt and Financing Arrangements
a)    Debt
On November 25, 2025, BSHI issued $150 million aggregate principal amount of 7.75% senior unsecured debt (“Senior Notes”), generating net proceeds of $146.4 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 each year, beginning on June 1, 2026. The Senior Notes are scheduled to mature on December 1, 2030, unless redeemed earlier. The indentures governing the Senior Notes contains various covenants, including restrictions on the issuance or disposition of stock of restricted subsidiaries, restrictions on indebtedness, and restrictions on secured indebtedness.
As of March 31, 2026, the Company was in compliance with all covenants contained in the indenture governing the Senior Notes. For the three months ended March 31, 2026, the Company recognized $3.1 million of interest expense related to the Senior Notes.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
b)    Revolving Credit Facilities
2024 Facility
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
On November 25, 2025, the Company terminated the 2024 Credit Agreement and, as a result of the termination, the Company fully expensed previously unamortized deferred financing fees associated with the 2024 Facility. The Company did not have any borrowings under the 2024 Facility prior to its termination.
The Company had unamortized deferred financing fees related to the 2024 Facility of nil and $1.2 million as of March 31, 2026 and 2025, and recognized amortization expenses for deferred financing fees of nil and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
2025 Facility
On November 26, 2025, the Company entered into a new Credit Agreement (the “2025 Credit Agreement”) with PNC Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2025 Credit Agreement provides for a senior secured revolving credit facility (the “2025 Facility”) in the aggregate principal amount of $35 million, which includes a $5 million sub-facility for letters of credit, and an accordion feature permitting the Company to request a one-time increase in total commitments of up to $15 million, subject to lender participation. All obligations under the 2025 Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates were (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The 2025 Credit Agreement contains certain customary covenants, including financial maintenance covenants. As of March 31, 2026, the Company was in compliance with all of the 2025 Facility’s covenants. The 2025 Facility matures on the earlier of November 26, 2027, or 91 days prior to the earliest date any MGA Agreement will terminate where no MGA Agreement replacement is found.
Interest on the 2025 Facility is based on a floating rate indexed to either (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, (ii) the greater of (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum and (c) the adjusted term SOFR rate for a one-month interest period plus 1% per annum, plus an applicable rate, or (iii) the adjusted daily simple SOFR plus an applicable rate. As of March 31, 2026, the Company did not have any borrowings outstanding under the 2025 Facility.
The Company had unamortized deferred financing fees related to the 2025 Facility of $0.5 million as of March 31, 2026, and recognized amortization expenses for deferred financing fees of $0.1 million and nil for the three months ended March 31, 2026 and 2025.
8.Federal Home Loan Bank
In March 2026, the Company’s subsidiary, BICI, became a member of the Federal Home Loan Bank of Chicago (“FHLB Chicago”), which provides access to collateralized borrowings through advances. In connection with its membership, BICI purchased FHLB Chicago capital stock. The stock is restricted as it can only be sold back to the FHLB Chicago or another member at its par value of $100 per share. As of March 31, 2026, BICI held $0.5 million of FHLB Chicago capital stock, carried at cost and evaluated for impairment periodically, which is included in other assets on the Condensed Consolidated Balance Sheet.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2026, BICI has not pledged any eligible collateral and, accordingly, had no available borrowing capacity under the FHLB Chicago advances program.
9.Stockholders' Equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share and 100,000,000 shares of preferred stock, par value $0.01 per share.
10.Stock-Based Compensation
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
A total of 3,152,941 shares of common stock were initially authorized and reserved for issuance under the 2024 Plan. The reserve increases on January 1 of each year, starting in 2025, by an amount equal to the lesser of: (a) 2.0% of the fully-diluted shares on the preceding December 31, and (b) a smaller amount as determined by the Board. As of January 1, 2026, 4,504,213 shares of common stock were authorized and reserved for issuance under the 2024 Plan.
The Board approved the grant of RSUs to the Company’s employees and certain Board directors, and Performance Stock Units (“PSUs”) to its Chief Executive Officer (“CEO”). As of March 31, 2026, 1,831,061 shares of common stock were granted and unvested under the 2024 Plan.
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
The following table provides a summary of RSU activities during the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2025	1,027,728	$23.62
Granted	621,292	24.56
Vested	(86,275)	31.01
Forfeited	(17,187)	24.75
Granted and unvested at March 31, 2026	1,545,558	$23.58
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The Company recognized compensation costs associated with the RSUs of $2.1 million for the three months ended March 31, 2026, compared to $1.2 million for the same period in 2025.
As of March 31, 2026, total unrecognized compensation cost for the RSUs was $31.2 million and the weighted average period over which the cost is expected to be recognized is approximately 3.0 years.
Performance Stock Units
The Board approved the grant of the following PSUs to the Company’s CEO. The grant-date fair value of the PSUs are valued based on a Monte Carlo simulation model. The PSUs include both a service and a market condition, and may be settled in cash upon the occurrence of an event that is outside of the Company’s control. The vesting of the PSUs are contingent upon the CEO’s continuous employment and service to the Company through the third anniversary of the date of grant. The number of PSUs earned, which range from 0 - 125% of the PSUs granted, are based on the achievement of certain compounded annual growth rate milestones of BSHI’s common stock compared to the grant price per share, disclosed below, for any 20 business day period between the second and third anniversaries of the grant date.

Grant Date	Number of PSUs	Grant Date Fair Value	Grant Price
May 22, 2024	129,411	$10.04	$17.00
February 21, 2025	67,526	16.09	32.58
February 19, 2026	88,566	16.56	24.84
Since the PSUs are required to be settled in cash upon the occurrence of an event that is outside of the Company’s control, the PSUs are accounted for as mezzanine equity on the Company’s Condensed Consolidated Balance Sheets until the vesting date.
The following table provides a summary of PSU activity during the three months ended March 31, 2026:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2025	196,937	$12.11
Granted	88,566	16.56
Vested	—	—
Forfeited	—	—
Granted and unvested at March 31, 2026	285,503	$13.49
The following table summarizes the significant inputs used in the Monte Carlo simulation model to determine the grant-date fair value of the PSUs awarded:

	May 22, 2024	February 21, 2025	February 19, 2026
Expected term (in years)	3.0	3.0	3.0
Expected volatility	27.0%	27.0%	36.0%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	4.6%	4.2%	3.5%
The Company recognizes the compensation cost for PSUs on a straight-line basis over the award’s vesting period.
The Company recognized compensation costs associated with the PSUs of $0.2 million for the three months ended March 31, 2026, compared to $0.1 million for the same period in 2025.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2026, total unrecognized compensation cost for the PSUs was $2.6 million and the weighted average period over which the cost is expected to be recognized is approximately 1.9 years.
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
As of March 31, 2026, 334,144 Warrants have vested, but none have been exercised.
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
The Company recognized compensation costs associated with the Warrants of $0.8 million for the three months ended March 31, 2026, compared to $0.8 million for the same period in 2025. As of March 31, 2026, total unrecognized compensation cost for the Warrants were $9.9 million.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
11.Earnings Per Share
The following table provides the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
	($ in thousands, except share and per share data)
Numerator
Net income	$16,010	$11,425

Denominator
Basic weighted average shares outstanding	32,807,104	32,662,683
Effect of dilutive awards(1):
Restricted stock units	302,780	465,273
Performance stock units	95,698	141,429
Warrants	78,145	442,539
Diluted weighted average shares outstanding	33,283,727	33,711,924

Earnings per share
Basic	$0.49	$0.35
Diluted	$0.48	$0.34
__________________
(1)As of March 31, 2026 and 2025, there were 24,747 and nil anti-dilutive awards that were excluded from the calculation of diluted weighted-average shares outstanding.

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
In 2026 and 2025, BICI entered into a ceded quota share reinsurance treaty and a ceded excess of loss reinsurance treaty with reinsurers, in which a separate subsidiary of AmFam participated. In addition, BICI also entered into a ceded cyber liability quota share reinsurance treaty with reinsurers, in which a subsidiary of AmFam also participated.
For the three months ended March 31, 2026 and 2025, Bowhead incurred $4.1 million and $2.4 million of Ceding Fees under the AmFam Quota Share Agreement, respectively, and ceded $8.4 million and $6.8 million of written premiums to AmFam under the ceded reinsurance treaties described above, respectively.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
On August 6, 2025, Bowhead entered into a usage-based service agreement with Bold Penguin, an insurtech company owned by AmFam, that streamlines small business insurance submissions. Expenses associated with the service contract are recognized as operating expenses within the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. Future contractual commitments are reflected within fixed and determinable purchase obligations within Note 13. For the three months ended March 31, 2026 and 2025, Bowhead incurred $0.3 million and nil of operating expenses, respectively, under the agreement with Bold Penguin.
For the three months ended March 31, 2026 and 2025, BSUI bound written premium of $38.9 thousand and nil, respectively, with American Family Brokerage Inc., a subsidiary of AmFam. BICI assumed 100% of the premium, net of insuring third-party reinsurance, through the AmFam Quota Share Agreement.
13.Income Taxes
The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year.
For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $4.6 million and $3.0 million, respectively. The effective tax rate was approximately 22.2% for the three months ended March 31, 2026, compared to 21.0% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 differs from the statutory tax rate of 21.0%, primarily due to estimated non-deductible excess officer compensation, state taxes and non-deductible expenses. The effective tax rate for the three months ended March 31, 2025 approximates the statutory tax rate of 21.0%, primarily due to expected excess tax benefits on the vesting of stock-based compensation offsetting state taxes and non-deductible expenses.
As of March 31, 2026 and December 31, 2025, the company had unrecognized tax benefits of $0.4 million, including $0.1 million of interest and penalties, respectively, related to research and development credits claimed on current year and prior year amended income tax returns. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. If recognized, approximately $0.4 million of unrecognized tax benefits as of March 31, 2026 and December 31, 2025, respectively, would affect the effective tax rate.
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
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments, other than cash and cash equivalents and investments in U.S. government and government agency securities, in excess of 10% of the Company’s mezzanine equity and stockholders’ equity at March 31, 2026 and December 31, 2025.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Premium Balances Receivable
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations relating to the payments of premium balances owed to the Company.
The following table summarizes the brokers that make up more than 10% of the Company’s gross written premium for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,	2026	2025
AmWINS Group, Inc.	27.5%	28.5%
Ryan Specialty Group Holdings, Inc.	24.7%	20.2%
CRC Insurance Services, Inc.	11.1%	10.4%
Marsh & McLennan Companies	9.1%	11.0%
For the three months ended March 31, 2026 and 2025, the Company recorded an allowance for uncollectible premiums of nil in both periods.
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
At March 31, 2026 and December 31, 2025, 100% of the Company’s reinsurers are rated “A” (Excellent) or better by A.M. Best. At March 31, 2026, the three largest balances by reinsurer accounted for 29.9%, 23.2%, and 17.4% of the Company’s reinsurance recoverable balance and at December 31, 2025, the three largest balances by reinsurer accounted for 30.1%, 23.5%, and 18.4% of the Company’s reinsurance recoverable balance. At March 31, 2026 and December 31, 2025, our allowance for uncollectible reinsurance was $0.2 million and $0.2 million, respectively. Refer to Note 5 for further information.
b)Purchase Obligations
The Company has entered into certain agreements in which the Company is committed to purchase services, primarily related to software service contracts. The fixed and determinable portion of such purchase obligations was approximately $7.1 million due for the years 2026 - 2029 at March 31, 2026. The obligations may increase depending on the amount of premium written by the Company over the respective years.
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
d)Other
The Company has incurred certain employment taxes, penalties and interests related to the employment taxes for an employee domiciled in the United Kingdom since 2021. The Company accrued approximately $1.6 million as of March 31, 2026 and December 31, 2025, which represents its best estimate of such taxes, interest, and penalties.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
15.Segment, Geographic, and Product Line Information
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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income that is also reported on the Condensed Consolidated Statements of Income and Comprehensive Income as consolidated net income. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. Net income is used to monitor budget versus actual results. The CODM uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment. The CODM uses the same level of detail as presented on the Condensed Consolidated Statements of Income and Comprehensive Income to evaluate segment revenue, net income, and significant segment expenses.
The following table presents revenues by underwriting division for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,	2026	2025
	($ in thousands)
Casualty	$95,150	$82,604
Professional Liability	16,138	15,959
Healthcare Liability	20,643	16,147
Baleen Specialty	8,411	2,059
Net written premiums	$140,342	$116,769
The Company’s operations and assets are located entirely within the United States, and all of its revenues are attributed to United States-based policyholders. The Company does not have intra-entity sales or transfers.
The Company has no single major customer representing 10% or more of its total revenues during three months ended March 31, 2026 and 2025.
16.    Subsequent Events
Management of BSHI has evaluated all events occurring after March 31, 2026 through the issuance of these consolidated financial statements and determined that there are no events requiring recognition or disclosure, except for the item described below.
On May 4, 2026, the Company entered into an amendment to the AmFam Quota Share Agreement. The primary purpose of the amendment was to modify certain commercial terms of the agreement, including the premium cap, Ceding Fee and collateral requirements. While these changes represent an update to the terms of the related party relationship, the amendment is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

Overview
We were founded in September 2020, backed by capital provided by GPC Partners Investments (SPV III) LP, a private equity fund managed by Gallatin Point, and our strategic partner, AmFam, to take advantage of favorable pricing environments, and to address a growing and unmet demand from brokers and policyholders for specialized insurance solutions and quality service in complex lines of business. Our principal objective is to create and sustain superior returns for our stockholders by generating consistent, underwriting profits across our product offerings and through all market cycles, while prudently managing capital.
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
Net acquisition costs
Net acquisition costs are principally comprised of commissions we pay to our brokers, a Ceding Fee we pay to AmFam on net premiums assumed and other costs, such as premium-related taxes and employment related underwriting costs, which are net of ceding commissions we receive on business ceded through our reinsurance agreements. Net acquisition costs are deferred and amortized ratably over the terms of the related agreements.
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
Net realized investment losses
Net realized investment losses are a function of the difference between the amortized cost of securities sold and the proceeds received by the Company upon the sale of a security. Unrealized investment gains (losses) on fixed maturity securities are recorded within accumulated other comprehensive (loss) income on the Condensed Consolidated Balance Sheets.
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
Underwriting income is a non-GAAP financial measure defined as income before income taxes excluding the impact of net investment income, net realized investment losses, other insurance-related income, non-operating expenses, warrant expense, interest expenses and financing fees, loss on extinguishment of credit facility, foreign exchange losses (gains), and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income to income before income taxes, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of net realized investment losses, non-operating expenses, loss on extinguishment of credit facility, foreign exchange losses (gains), and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted net income to net income, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
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

Results of Operations
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$216,741	$174,848	$41,893	24.0%
Ceded written premiums	(76,399)	(58,079)	(18,320)	31.5%
Net written premiums	$140,342	$116,769	$23,573	20.2%

Revenues
Net earned premiums	$136,808	$109,816	$26,992	24.6%
Net investment income	18,027	12,559	5,468	43.5%
Net realized investment losses	(21)	(4)	(17)	425.0%
Other insurance-related income	880	345	535	155.1%
Total revenues	155,694	122,716	32,978	26.9%

Expenses
Net losses and loss adjustment expenses	91,481	73,427	18,054	24.6%
Net acquisition costs	13,893	9,796	4,097	41.8%
Operating expenses	25,804	23,937	1,867	7.8%
Non-operating expenses	—	110	(110)	(100.0)%
Warrant expense	775	775	—	—%
Interest expense and financing fees	3,162	247	2,915	1180.2%
Foreign exchange losses (gains)	8	(46)	54	(117.4)%
Total expenses	135,123	108,246	26,877	24.8%

Income before income taxes	20,571	14,470	6,101	42.2%
Income tax expense	(4,561)	(3,045)	(1,516)	49.8%
Net income	$16,010	$11,425	$4,585	40.1%

Key Operating and Financial Metrics:
Underwriting income(1)	$5,630	$2,656	$2,974	112.0%
Adjusted net income(1)	16,033	11,479	4,554	39.7%
Loss ratio	66.9%	66.9%
Expense ratio	28.4%	30.4%
Combined ratio	95.3%	97.3%
Return on equity(2)	14.1%	12.0%
Adjusted return on equity(1)(2)	14.1%	12.1%
Diluted earnings per share	$0.48	$0.34	$0.14	41.2%
Diluted adjusted earnings per share(1)	$0.48	$0.34	$0.14	41.2%
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the three months ended March 31, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	% of Total	2025	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$147,269	68.0%	$122,314	70.0%	$24,955	20.4%
Professional Liability	27,660	12.8%	26,000	14.8%	1,660	6.4%
Healthcare Liability	30,445	14.0%	23,788	13.6%	6,657	28.0%
Baleen Specialty	11,367	5.2%	2,746	1.6%	8,621	313.9%
Gross written premiums	$216,741	100.0%	$174,848	100.0%	$41,893	24.0%

Gross written premiums increased $41.9 million, or 24.0%, to $216.7 million for the three months ended March 31, 2026 from $174.8 million for the three months ended March 31, 2025. The increase in gross written premiums was driven by our increasing renewal book, new business and the continued growth in our platform across all four divisions. Our Casualty division led the growth with a $25.0 million increase, primarily from our Excess Casualty portfolio, followed by the growth in our Baleen Specialty division with an $8.6 million increase.
For the three months ended March 31, 2026 and 2025, E&S(1) business made up 82.9% and 82.2% of gross written premiums, respectively, while admitted business made up 17.1% and 17.8%, respectively. The 0.7 point increase in the proportion of E&S premiums was primarily attributable to an increase in admitted business written in our Casualty division related to real estate excess liability coverage written through a risk purchasing group, and the increase in proportion of Baleen Specialty division premiums, where policies are exclusively written on an E&S basis.
Net written premiums increased $23.5 million, or 20.2%, to $140.3 million for the three months ended March 31, 2026 from $116.8 million for the three months ended March 31, 2025. The increase in net written premiums was primarily due to the growth in gross written premiums for the three months ended March 31, 2026. This growth was partially offset by the increase in ceded written premiums, driven by the increase in our excess of loss treaty from 60.1% to 65%, as well as increased cessions to the quota share treaty covering our commercial auto exposure.
Net earned premiums increased $27.0 million, or 24.6%, to $136.8 million for the three months ended March 31, 2026 from $109.8 million for the three months ended March 31, 2025. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.

__________________
(1)     E&S % previously disclosed did not include business written on a facultative reinsurance basis, which is free of rate and policy form restrictions, and provides the flexibility to rapidly adjust to emerging market opportunities.

Loss Ratio
The following table summarizes the components of our loss ratio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$90,879	66.5%	$72,983	66.5%
Prior accident year	602	0.4%	444	0.4%
Total	$91,481	66.9%	$73,427	66.9%
Our loss ratio was 66.9% for the three months ended March 31, 2026 and 2025.
Our current accident year loss ratio remained unchanged due to offsetting impacts from our updated expected loss ratios in the fourth quarter of 2025 and changes in our portfolio mix.
As communicated in the past, the existence of our prior accident year reserves were driven by expected loss ratios applied to additional premiums that were billed and fully earned in the first quarter, but associated with policies from prior accident years. Once again, these amounts were not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
Expense Ratio
The following table summarizes the components of the expense ratio for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$13,893	10.1%	$9,796	8.9%
Operating expenses	25,804	18.9%	23,937	21.8%
Less: Other insurance-related income	(880)	(0.6)%	(345)	(0.3)%
Total	$38,817	28.4%	$33,388	30.4%
Our expense ratio was 28.4% for the three months ended March 31, 2026 compared to 30.4% for the three months ended March 31, 2025, which was a decrease of 2.0 points. The decrease in our expense ratio was primarily driven by the 2.9 point decrease in our operating expenses ratio and a 0.3 point increase in other insurance-related income, which contributed to the lowering of our expense ratio. These improvements were partially offset by the 1.2 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses, including new estimates of deferrable costs.

The increase in our net acquisition costs ratio was driven by an increase in earned broker commissions due to changes in our portfolio mix and Ceding Fee, partially offset by an increase in earned ceding commissions from our ceded reinsurance treaties. Gross acquisition costs earned as a percentage of gross earned premiums was 17.0% for the three months ended March 31, 2026 compared to 15.9% for the three months ended March 31, 2025, and ceded earned commissions as a percentage of ceded earned premium was 29.2% for the three months ended March 31, 2026 compared to 29.0% for the three months ended 2025.
Combined Ratio
The combined ratio was 95.3% for the three months ended March 31, 2026, compared to 97.3% for the three months ended March 31, 2025. The 2.0 point decrease was due to the 2.0 point decrease in our expense ratio.
Return on Equity(2)
Return on equity was 14.1% for the three months ended March 31, 2026, compared to 12.0% for the three months ended March 31, 2025. The 2.1 point increase was primarily driven by the 40.1% increase in net income during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, partially offset by the increase in average mezzanine equity and stockholders’ equity driven by the increase in retained earnings and additional paid-in capital for stock-based compensation.
Investing Results
Net investment income increased $5.5 million to $18.0 million for the three months ended March 31, 2026 from $12.6 million for the three months ended March 31, 2025. The increase in net investment income is primarily due to a higher average balance of investments during the three months ended March 31, 2026.
Income Tax Expense
Income tax expense was $4.6 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025. Our effective tax rate was 22.2% for the three months ended March 31, 2026, compared to 21.0% for the three months ended March 31, 2025. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation, state taxes, and other non-deductible expenses.

__________________
(2)     For the three months ended March 31, 2026 and 2025, net income is annualized to arrive at return on equity.

Reconciliation of Non-GAAP Financial Measures
Underwriting Income
We define underwriting income as income before income taxes excluding the impact of net investment income, net realized investment losses, other insurance-related income, non-operating expenses, warrant expense, interest expenses and financing fees, loss on extinguishment of credit facility, foreign exchange losses (gains), and certain strategic initiatives. Underwriting income represents the pre-tax profitability of the Company's underwriting operations and allows us to evaluate our underwriting performance without regard to net investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for income before income taxes calculated in accordance with U.S. GAAP, and other companies may define underwriting income differently.
Underwriting income for the three months ended March 31, 2026 and 2025 reconciles to income before income taxes as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Income before income taxes	$20,571	$14,470
Adjustments:
Net investment income	(18,027)	(12,559)
Net realized investment losses	21	4
Other insurance-related income	(880)	(345)
Non-operating expenses	—	110
Warrant expense	775	775
Interest expense and financing fees	3,162	247
Foreign exchange losses (gains)	8	(46)
Underwriting income	$5,630	$2,656
Adjusted Net Income
We define adjusted net income as net income excluding the impact of net realized investment losses, non-operating expenses, loss on extinguishment of credit facility, foreign exchange losses (gains), and certain strategic initiatives. Adjusted net income excludes the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments that would be included in calculating our income tax expense using the estimated tax rate at which we received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with U.S. GAAP, and other companies may define adjusted net income differently.

Adjusted net income for the three months ended March 31, 2026 and 2025 reconciles to net income as follows:

	Three Months Ended March 31,
	2026		2025
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$20,571	$16,010	$14,470	$11,425
Adjustments:
Net realized investment losses	21	21	4	4
Non-operating expenses	—	—	110	110
Foreign exchange losses (gains)	8	8	(46)	(46)
Tax impact	—	(6)	—	(14)
Adjusted net income	$20,600	$16,033	$14,538	$11,479
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
Adjusted return on equity for the three months ended March 31, 2026 and 2025 reconciles to return on equity as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$64,135	$45,916
Denominator: Average mezzanine equity and stockholders' equity	454,218	380,903
Adjusted return on equity	14.1%	12.1%
_______________
(1)    For the three months ended March 31, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

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

Diluted adjusted earnings per share for the three months ended March 31, 2026 and 2025 reconciles to diluted earnings per share as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$16,033	$11,479
Denominator: Diluted weighted average shares outstanding	33,283,727	33,711,924
Diluted adjusted earnings per share	$0.48	$0.34

Liquidity and Capital Resources
Sources and Uses of Funds
BSHI is organized as a Delaware holding company with our operations primarily conducted by our wholly-owned insurance company subsidiary, BICI, domiciled in the State of Wisconsin, BSUI, our wholly-owned managing general agency, and BUSI, our wholly-owned services company subsidiary.
Prior to the Company’s initial public offering (the “IPO”) on May 23, 2024, BSHI received capital contributions from BIHL. Following our secondary offering on October 25, 2024, since BIHL is no longer a holder of our common stock, BSHI may receive cash through (i) drawing on the 2025 Facility (as defined below) that we entered into on November 26, 2025, (ii) issuance of equity and debt securities, (iii) payments from our subsidiaries pursuant to our consolidated tax allocation agreement and other transactions and (iv) dividends from our insurance company subsidiary. We also may use the proceeds from these sources to contribute funds to our insurance company subsidiary in order to support premium growth, pay dividends and taxes and for other business purposes.
We file a consolidated U.S. federal income tax return with our subsidiaries, and under our tax allocation agreement, each participant is charged or refunded taxes according to the amount that the participant would have paid or received had it filed on a separate return basis with the Internal Revenue Service.
Our insurance company subsidiary, BICI, is licensed and domiciled in the State of Wisconsin. Under Wisconsin law, BICI is required to maintain specified levels of statutory capital and surplus and is restricted by law as to the amount of dividends it can pay without the approval of regulatory authorities. BICI is restricted from paying dividends by the lesser of: (i) 10% of statutory capital and surplus as of the preceding December 31, or; (ii) the greater of: (A) statutory net income for the calendar year preceding the date of the dividend distribution, minus realized capital gains for that year, or (B) aggregate of net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. As of December 31, 2025, the maximum dividend that BICI could pay without the approval of regulatory authorities was $34.1 million. As of January 1, 2026, the maximum dividend that BICI could pay in 2026 without the approval of regulatory authorities was $48.6 million. Insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends of the maximum amounts calculated under any applicable formula would be permitted. State insurance regulatory authorities that have jurisdiction over the payment of dividends by our insurance company subsidiary may in the future adopt statutory provisions more restrictive than those currently in effect.
As of March 31, 2026, our holding company had $73.0 million in cash and investments. We believe we have sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for at least the next 12 months.

Revolving Credit Facility
On April 22, 2024, the Company entered into a 2024 Credit Agreement with certain lenders and JPMorgan Chase Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2024 Credit Agreement provided for the 2024 Facility in the aggregate principal amount of $75 million, which included a $5 million sub-facility for letters of credit. All obligations under the 2024 Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates were (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The 2024 Credit Agreement contained certain customary covenants, including financial maintenance covenants.
On November 25, 2025, the Company terminated the 2024 Credit Agreement. The Company did not have any borrowings under the 2024 Facility immediately prior to its termination.
On November 26, 2025, the Company entered into the 2025 Credit Agreement with PNC Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2025 Credit Agreement provides for the 2025 Facility in the aggregate principal amount of $35 million, which includes a $5 million sub-facility for letters of credit, and an accordion feature permitting the Company to request a one-time increase in total commitments of up to $15 million, subject to lender participation. All obligations under the 2025 Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries were (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiary guarantors’ assets. The 2025 Credit Agreement contains certain customary covenants, including financial maintenance covenants. As of March 31, 2026, the Company was in compliance with all of the 2025 Facility’s covenants. The 2025 Facility matures on the earlier of November 26, 2027, or 91 days prior to the earliest date any MGA Agreement will terminate where no MGA Agreement replacement is found.
As of March 31, 2026, we did not have any borrowings outstanding under the Facility.
Shelf Registration
On June 6, 2025, we filed a Shelf Registration Statement with the SEC to issue up to $300 million of common stock, preferred stock, depository shares, debt securities, warrants, subscription rights, purchase contracts and purchase units. The Shelf Registration Statement was declared effective on June 18, 2025. The specific terms of the securities we issue under the Shelf Registration Statement will be provided in the applicable prospectus supplements.
As of March 31, 2026, $150 million was available for future issuance under the Shelf Registration Statement.
Debt
On November 25, 2025, BSHI issued $150 million aggregate principal amount of 7.75% Senior Notes under the Shelf Registration Statement, generating net proceeds of $146.4 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 each year, beginning on June 1, 2026. The Senior Notes are scheduled to mature on December 1, 2030, unless redeemed earlier.
Federal Home Loan Bank
In March 2026, the Company’s subsidiary, BICI, became a member of the FHLB Chicago, which provides access to collateralized borrowings through advances. In connection with its membership, BICI purchased FHLB Chicago capital stock. The stock is restricted as it can only be sold back to the FHLB Chicago or another member at its par value of $100 per share. As of March 31, 2026, BICI held $0.5 million of FHLB Chicago capital stock, carried at cost and evaluated for impairment periodically, which is included in other assets on the Condensed Consolidated Balance Sheet.
As of March 31, 2026, BICI has not pledged any eligible collateral and, accordingly, had no available borrowing capacity under the FHLB Chicago advances program.

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
Our cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Net cash provided by operating activities	$65,456	$47,722
Net cash used in investing activities	(156,909)	(146,329)
Net cash used in financing activities	(789)	—
Net change in cash, cash equivalents and restricted cash	$(92,242)	$(98,607)
The increase in cash provided by operating activities in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to the growth in our business operations compared to the timing of claim payments and subsequent reinsurance recoveries, which occur later than cash collections on premiums.
For the three months ended March 31, 2026, net cash used in investing activities was $156.9 million due to growth in our business operations. For the three months ended March 31, 2026, funds from operations were used to purchase fixed maturity securities of $237.4 million and short-term securities of $5.0 million. During the three months ended March 31, 2026, we received proceeds from sales and maturities of fixed maturity securities of $86.7 million. Net cash used in investing activities also includes purchases of property and equipment of $1.3 million.
For the three months ended March 31, 2025, net cash used in investing activities was $146.3 million due to growth in our business operations. For the three months ended March 31, 2025, funds from operations were used to purchase fixed maturity securities of $250.5 million. During the three months ended March 31, 2025, we received proceeds of $105.4 million from sales of fixed maturity securities. Net cash used in investing activities also includes purchases of property and equipment of $1.2 million.
For the three months ended March 31, 2026, net cash used in financing activities was $0.8 million, which primarily reflects taxes paid on shares withheld to cover vested employee RSUs, and for the three months ended March 31, 2025, net cash provided by financing activities was nil.

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
As of March 31, 2026, we had the following significant reinsurance programs:
•For all lines, except cyber liability, we use a quota share reinsurance treaty, where 26.0% of the exposure is ceded to reinsurers, and an excess of loss reinsurance treaty, which cedes 65.0% of losses in excess of $5 million up to $15 million to our reinsurers.
•Cyber liability, as a specialized line of business, is placed under a separate quota share structure, where we cede 65.0% of the exposure to reinsurers. There is no separate excess of loss reinsurance program for our cyber liability line of business.
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
All reinsurance involves credit risk, since we maintain the direct obligation to pay losses incurred by our policyholders up to our policy limits. Accordingly, when selecting our reinsurers, a potential reinsurer’s financial strength is the paramount consideration. All of our reinsurance business is placed with reinsurers that have an A.M. Best rating of “A” (Excellent) or better. As of March 31, 2026, we have an allowance for credit losses of $0.2 million for our reinsurance balance.

The following table summarizes our top five reinsurers, their A.M. Best financial strength rating and percent of our total reinsurance recoverable as of March 31, 2026:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	29.9%
Endurance Assurance Corporation	A+	23.2%
Markel Global Reinsurance Company	A	17.4%
American Family Connect Property and Casualty Insurance Company	A	9.6%
Ascot Bermuda Limited	A	6.8%
All other reinsurers	At least A	13.1%
Total		100.0%
Contractual Obligations and Commitments
We have entered into software service agreements that have purchase obligations depending on the amount of premiums written. At March 31, 2026, the fixed and determinable portion of these purchase obligations were approximately $7.1 million for the years 2026 - 2029. The obligations may increase depending on the amount of premium written by the Company over the respective years.
We have entered into a sublease agreement for our office in New York and a lease agreement for our office in Chicago. On December 1, 2024, the company exercised its option to extend the Chicago lease, which will expire on August 31, 2028, with a renewal option to extend. These leases are classified as operating leases. These leases expire in December 2027 and August 2028, respectively. Although each operating lease agreement contains an option to extend the length of the respective lease term, the Company is not reasonably certain it will exercise these options. As of March 31, 2026, the discounted operating lease liability was $2.6 million.
Financial Condition
Mezzanine Equity and Stockholders’ Equity
As of March 31, 2026, total mezzanine equity and stockholders’ equity was $459.2 million compared to $449.3 million as of December 31, 2025. The $9.9 million increase was primarily due to net income generated during the period and net activity related to stock-based compensation plans, partially offset by an increase in the net unrealized loss position on available for sale investments, which shifted to a net unrealized loss in the current period,
Dividend Declarations
We did not declare any dividends during the three months ended March 31, 2026 or the year ended December 31, 2025.
Investment Portfolio
We seek to maintain a diversified portfolio of fixed income instruments that prioritize capital preservation, with a secondary focus on generating predictable investment income. Our asset allocation strategy focuses on high-quality fixed income instruments, with no equity or alternative investment exposure. One of the primary features of our asset allocation is maintaining sufficient readily available funds to pay claims and expenses. Our portfolio consists entirely of cash, cash equivalents, short term investments and investment grade fixed income securities.
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

As of March 31, 2026, the majority of our investment portfolio, or $1,520.3 million, was comprised of fixed maturity securities that are classified as available for sale and carried at fair value with unrealized gains (losses) recognized in accumulated other comprehensive (loss) income within our Condensed Consolidated Balance Sheets. Also included in our investment portfolio was $5.0 million of short-term investments. Our investment portfolio, including cash equivalents, had a weighted average effective duration of 3.2 years and an average rating of “AA-” at March 31, 2026. Our investment portfolio, including cash equivalents, had a book yield of 4.6% and a market yield of 4.7% as of March 31, 2026, compared to 4.6% and 4.5%, respectively, as of December 31, 2025.
As of March 31, 2026 and December 31, 2025, the amortized cost and estimated fair value of our fixed maturity, and short-term investments were as follows:

As of March 31, 2026	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$72,857	$72,812	4.8%
State and municipal	149,774	147,431	9.7%
Commercial mortgage-backed securities	171,250	170,809	11.2%
Residential mortgage-backed securities	350,505	348,865	22.9%
Asset-backed securities	190,343	190,133	12.5%
Corporate	589,568	590,300	38.6%
Total fixed maturity securities	$1,524,297	$1,520,350	99.7%
Short-term investments	4,976	4,976	0.3%
Total investments	$1,529,273	$1,525,326	100.0%

As of December 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$80,184	$80,368	5.9%
State and municipal	131,607	129,278	9.4%
Commercial mortgage-backed securities	170,496	171,322	12.5%
Residential mortgage-backed securities	317,905	318,561	23.2%
Asset-backed securities	168,363	169,004	12.3%
Corporate	495,673	502,473	36.7%
Total fixed maturity securities	$1,364,228	$1,371,006	100.0%
Short-term investments	—	—	—%
Total investments	$1,364,228	$1,371,006	100.0%

The table below summarizes the credit quality of our fixed maturity securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$454,195	29.9%	$432,121	31.5%
AA	407,610	26.8%	382,549	27.9%
A	504,991	33.2%	423,669	30.9%
BBB	153,554	10.1%	132,667	9.7%
Total	$1,520,350	100.0%	$1,371,006	100.0%
As of March 31, 2026 and December 31, 2025, the amortized cost and estimated fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity were as follows:

As of March 31, 2026	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$81,190	$81,078	5.3%
Due after one year through five years	550,307	549,899	36.2%
Due after five years through ten years	79,570	78,782	5.2%
Due after ten years	101,132	100,784	6.6%
	812,199	810,543	53.3%
Commercial mortgage-backed securities	171,250	170,809	11.2%
Residential mortgage-backed securities	350,505	348,865	23.0%
Asset-backed securities	190,343	190,133	12.5%
Total	$1,524,297	$1,520,350	100.0%

As of December 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$113,224	$113,298	8.3%
Due after one year through five years	391,104	395,094	28.8%
Due after five years through ten years	119,589	120,687	8.8%
Due after ten years	83,547	83,040	6.1%
	707,464	712,119	52.0%
Commercial mortgage-backed securities	170,496	171,322	12.5%
Residential mortgage-backed securities	317,905	318,561	23.2%
Asset-backed securities	168,363	169,004	12.3%
Total	$1,364,228	$1,371,006	100.0%
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.

Restricted Assets
We are required to maintain assets in trust accounts to support the obligations of the AmFam Quota Share Agreement. The assets held in trust include fixed maturity securities and cash and cash equivalents as collateral for transactions with AmFam. The Company is entitled to interest income earned on these restricted assets, which is included in net investment income in the Condensed Consolidated Statements of Income and Comprehensive Income.
The fair value of our restricted assets were as follows:

	March 31, 2026	December 31, 2025
	($ in thousands)
Restricted investments	$902,362	$838,840
Restricted cash and cash equivalents	44,343	40,225
Total restricted assets	$946,705	$879,065
In March 2026, the Company’s subsidiary, BICI, became a member of the FHLB Chicago, which provides access to collateralized borrowings through advances. In connection with its membership, BICI purchased FHLB Chicago capital stock. The stock is restricted as it can only be sold back to the FHLB Chicago or another member at its par value of $100 per share. As of March 31, 2026, BICI held $0.5 million of FHLB Chicago capital stock, carried at cost and evaluated for impairment periodically, which is included in other assets on the Condensed Consolidated Balance Sheet.
As of March 31, 2026, BICI has not pledged any eligible collateral and, accordingly, had no available borrowing capacity under the FHLB Chicago advances program.
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
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$110,292	9.0%	$72,711	9.0%
IBNR	1,110,508	91.0%	735,181	91.0%
Total reserves	$1,220,800	100.0%	$807,892	100.0%

	As of December 31, 2025
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$115,954	10.3%	$74,698	10.0%
IBNR	1,013,982	89.7%	673,541	90.0%
Total reserves	$1,129,936	100.0%	$748,239	100.0%
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
The table below quantifies the impact of potential reserve deviations from our carried reserve as of March 31, 2026 and December 31, 2025. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses by underwriting division below. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact as of March 31, 2026
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$534,249	$574,318	$(40,069)	$(31,654)	$494,181	$40,069	$31,654
Professional Liability	161,110	173,193	(12,083)	(9,546)	149,027	12,083	9,546
Healthcare Liability	104,658	112,507	(7,849)	(6,201)	96,809	7,849	6,201
Baleen Specialty	7,875	8,465	(591)	(467)	7,284	591	467

	Potential Impact as of December 31, 2025
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$484,673	$521,024	$(36,351)	$(28,717)	$448,323	$36,351	$28,717
Professional Liability	161,059	173,138	(12,079)	(9,543)	148,980	12,079	9,543
Healthcare Liability	97,612	104,933	(7,321)	(5,784)	90,291	7,321	5,784
Baleen Specialty	4,895	5,262	(367)	(290)	4,528	367	290
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
As of March 31, 2026, we have an allowance for credit losses of $0.2 million for our reinsurance recoverable balance.

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
Deferred income taxes
We record deferred income taxes as assets or liabilities on our condensed consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates in effect for the years in which such differences are expected to reverse. Our deferred tax assets result from temporary differences primarily attributable to unearned premium reserves, loss reserves, deferred policy acquisition costs, stock-based compensation, and unrealized gains or losses on investments. Our deferred tax liabilities result primarily from deferred policy acquisition costs. We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. See Note 12, “Income Taxes” in our condensed consolidated financial statements for further discussion regarding our deferred tax assets and liabilities.
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
We had fixed maturity securities, short-term investments and cash and cash equivalents with a fair value of $1,581.9 million as of March 31, 2026 and fixed maturity securities and cash and cash equivalents with a fair value of $1,496.9 million as of December 31, 2025 that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities, short-term investments and cash and cash equivalents to selected hypothetical changes in interest rates as of March 31, 2026 and December 31, 2025.

	As of March 31, 2026			As of December 31, 2025
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands, except percentages)
200 basis point increase	$1,483,381	$(98,555)	(6.2)%	$1,407,522	$(89,364)	(6.0)%
100 basis point increase	1,531,630	(50,306)	(3.2)%	1,451,381	(45,505)	(3.0)%
No change	1,581,935	—	—%	1,496,886	—	—%
100 basis point decrease	1,631,450	49,515	3.1%	1,540,745	43,859	2.9%
200 basis point decrease	1,677,959	96,023	6.1%	1,582,059	85,173	5.7%
Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our investment policy is designed to primarily invest in debt instruments of high credit quality issuers and to manage the amount of credit exposure with limits on particular ratings categories, limits for any one issuer and limits for sectors and regions. We monitor our investment portfolio to help ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of March 31, 2026, our investment portfolio has an average rating by at least one nationally recognized rating organization of “ AA-,” with approximately 90.0% rated “A” or better. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.
In addition, we are subject to credit risk as we cede a portion of our risks to reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. As of March 31, 2026, 100% of our reinsurance recoverables were either derived from reinsurers rated “A” (Excellent) by A.M. Best, or better.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors in the quarter ended March 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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
10.1
Amendment No. 1, effective May 4, 2026, to the Amended and Restated Quota Share Reinsurance Agreement, dated as of May 23, 2024, between American Family Mutual Insurance Company, S.I. and Bowhead Specialty Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026)

10.2
Amendment No. 1, effective May 4, 2026, to the Amended and Restated Insurance Trust Agreement, dated as of May 23, 2024, among Bowhead Insurance Company, Inc., American Family Mutual Insurance Company, S.I. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026)

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

BOWHEAD SPECIALTY HOLDINGS INC.

Date: May 5, 2026	By:	/s/ Stephen Sills
	Name:	Stephen Sills
	Title:	Chief Executive Officer and President

Date: May 5, 2026	By:	/s/ Brad Mulcahey
	Name:	Brad Mulcahey
	Title:	Chief Financial Officer and Treasurer