Form 10-Q
period 2026-06-30
Bowhead Specialty Holdings Inc.
filed 2026-08-03
CIK 2002473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Number of shares of the registrant’s common stock outstanding at July 29, 2026: 32,943,005

Bowhead Specialty Holdings Inc.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

Bowhead Specialty Holdings Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost of $1,593,861 and $1,364,228, respectively)	$1,585,217	$1,371,006
Total investments	1,585,217	1,371,006

Cash and cash equivalents	141,748	193,545
Restricted cash and cash equivalents	23,073	40,225
Accrued investment income	13,686	10,958
Premium balances receivable	122,370	84,415
Reinsurance recoverable, net	466,205	399,676
Prepaid reinsurance premiums	227,048	191,821
Deferred policy acquisition costs	45,491	35,284
Property and equipment, net	11,951	10,636
Income taxes receivable	4,307	3,073
Deferred tax assets, net	29,574	22,476
Other assets	10,622	8,261
Total assets	$2,681,292	$2,371,376

Liabilities
Reserve for losses and loss adjustment expenses	$1,318,644	$1,129,936
Unearned premiums	628,266	552,594
Reinsurance balances payable	85,577	65,778
Debt	146,573	146,447
Income taxes payable	314	314
Accrued expenses	11,604	19,047
Other liabilities	16,375	7,986
Total liabilities	2,207,353	1,922,102

Commitments and contingencies (Note 14)

Mezzanine equity
Performance stock units	1,578	1,008

Stockholders' equity
Common stock	329	328
($0.01 par value; 400,000,000 shares authorized, 32,943,005 and 32,783,451 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively)
Additional paid-in capital	330,017	325,889
Accumulated other comprehensive (loss) income	(6,828)	5,354
Retained earnings	148,843	116,695
Total stockholders' equity	472,361	448,266
Total mezzanine equity and stockholders' equity	473,939	449,274

Total liabilities, mezzanine equity and stockholders' equity	$2,681,292	$2,371,376

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$297,894	$232,361	$514,635	$407,209
Ceded written premiums	(116,869)	(83,508)	(193,268)	(141,587)
Net written premiums	181,025	148,853	321,367	265,622
Change in net unearned premiums	(37,072)	(29,716)	(40,605)	(36,668)
Net earned premiums	143,953	119,137	280,762	228,954

Net investment income	18,820	13,677	36,847	26,236
Net realized investment losses	(11)	(11)	(32)	(15)
Other insurance-related income	1,095	460	1,974	805
Total revenues	163,857	133,263	319,551	255,980

Expenses
Net losses and loss adjustment expenses	96,945	78,900	188,427	152,327
Net acquisition costs	15,820	11,038	29,713	20,834
Operating expenses	26,384	25,849	52,187	49,785
Non-operating expenses	—	437	—	548
Warrant expense	783	783	1,558	1,558
Interest expense and financing fees	3,266	261	6,429	508
Foreign exchange (gains) losses	(2)	79	6	33
Total expenses	143,196	117,347	278,320	225,593

Income before income taxes	20,661	15,916	41,231	30,387

Income tax expense	(4,523)	(3,574)	(9,083)	(6,620)

Net income	$16,138	$12,342	$32,148	$23,767

Other comprehensive income
Change in unrealized (loss) gain on investments (net of income tax benefit (expense) of $986, $(847), $3,238, $(2,819), respectively	(3,710)	3,188	(12,183)	10,606
Total comprehensive income	$12,428	$15,530	$19,965	$34,373

Earnings per share:
Basic	$0.49	$0.38	$0.98	$0.73
Diluted	$0.48	$0.36	$0.96	$0.70

Weighted average shares outstanding:
Basic	32,887,461	32,721,629	32,847,504	32,692,319
Diluted	33,557,875	34,045,961	33,456,675	33,885,414
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
(In thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2025	32,783,451	$328	$1,008	$325,889	$5,354	$116,695	$449,274
Net income	—	—	—	—	—	16,010	16,010
Other comprehensive loss, net of tax	—	—	—	—	(8,472)	—	(8,472)
Stock-based compensation expense	—	—	250	2,112	—	—	2,362
Issuance of common stock under stock-based compensation plan	86,275	1	—	—	—	—	1
Common stock withheld for taxes	(31,691)	(1)	—	(789)	—	—	(790)
Warrant expense	—	—	—	775	—	—	775
Balance, March 31, 2026	32,838,035	$328	$1,258	$327,987	$(3,118)	$132,705	$459,160
Net income	—	—	—	—	—	16,138	16,138
Other comprehensive loss, net of tax	—	—	—	—	(3,710)	—	(3,710)
Stock-based compensation expense	—	—	320	2,600	—	—	2,920
Issuance of common stock under stock-based compensation plan	152,761	2	—	—	—	—	2
Common stock withheld for taxes	(47,791)	(1)	—	(1,353)	—	—	(1,354)
Warrant expense	—	—	—	783	—	—	783
Balance, June 30, 2026	32,943,005	$329	$1,578	$330,017	$(6,828)	$148,843	$473,939

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
($ in thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2024	32,662,683	$327	$265	$318,095	$(11,154)	$62,909	$370,442
Net income	—	—	—	—	—	11,425	11,425
Other comprehensive income, net of tax	—	—	—	—	7,418	—	7,418
Stock-based compensation expense	—	—	144	1,159	—	—	1,303
Warrant expense	—	—	—	775	—	—	775
Balance, March 31, 2025	32,662,683	$327	$409	$320,029	$(3,736)	$74,334	$391,363
Net income	—	—	—	—	—	12,342	12,342
Other comprehensive income, net of tax	—	—	—	—	3,188	—	3,188
Stock-based compensation expense	—	—	198	1,752	—	—	1,950
Issuance of common stock under 2024 Plan	167,414	1	—	—	—	—	1
Common stock withheld for taxes	(48,532)	—	—	(1,815)	—	—	(1,815)
Warrant expense	—	—	—	783	—	—	783
Balance, June 30, 2025	32,781,565	$328	$607	$320,749	$(548)	$86,676	$407,812

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	($ in thousands)
Cash flows from operating activities:
Net income	$32,148	$23,767
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	32	15
Amortization of premium/discounts on fixed maturity securities	(389)	(680)
Stock‐based compensation	5,283	1,440
Depreciation and amortization	1,329	757
Non-cash amortization of deferred issuance costs	126	—
Non-cash lease expense	638	605
Deferred income taxes	(3,859)	(2,038)
Warrant expense	1,558	1,558
Net changes in operating assets and liabilities:
Accrued investment income	(2,728)	(2,224)
Premium balances receivable	(37,955)	(25,177)
Reinsurance recoverable	(66,529)	(64,351)
Prepaid reinsurance premiums	(35,227)	(18,880)
Deferred policy acquisition costs	(10,207)	(4,553)
Income taxes receivable	(1,234)	(1,291)
Other assets	(2,999)	(2,749)
Reserve for losses and loss expenses	188,708	193,860
Unearned premiums	75,672	55,528
Reinsurance balances payable	19,799	10,757
Accrued expenses	(7,443)	(7,529)
Income taxes payable	—	(1,434)
Other liabilities	2,616	(679)
Net cash provided by operating activities	159,339	156,702
Net cash used in investing activities
Purchases of:
Fixed maturity securities	(377,768)	(374,613)
Short-term investments	(4,954)	—
Proceeds from the sale and maturity of:
Fixed maturity securities	154,220	154,911
Short-term investments	5,000	10,000
Purchase of property and equipment, net	(2,644)	(2,795)
Net cash used in investing activities	(226,146)	(212,497)
Net cash used in financing activities
Capital contribution from parent	—	—
Taxes paid on withholding	(2,142)	—
Net cash used in financing activities	(2,142)	—
Net change in cash, cash equivalents and restricted cash	(68,949)	(55,795)
Cash, cash equivalents and restricted cash, beginning of period	233,770	222,058
Cash, cash equivalents and restricted cash, end of period	$164,821	$166,263
Reconciliation of restricted cash
Cash and cash equivalents	$141,748	$114,816
Restricted cash and cash equivalents	23,073	51,447
Total cash and cash equivalents and restricted cash	$164,821	$166,263
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
BSUI is party to three Managing General Agency Agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of American Family Mutual Insurance Company, S.I., (“AFMIC” and together with its wholly-owned subsidiaries, “AmFam”). AmFam beneficially owns approximately 14.3% of BSHI’s issued and outstanding common stock as of June 30, 2026. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from such brokers to BSUI. Through these MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a ceding fee on net premiums assumed by BICI (“Ceding Fee”). BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
The Company has not adopted any new accounting standards during the three and six months ended June 30, 2026.
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
2.Investments
The following table summarizes the amortized cost and fair value of the Company’s fixed maturity securities, all of which are classified as available for sale:

		Gross Unrealized
As of June 30, 2026	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$48,799	$29	$(205)	$48,623
State and municipal	172,772	1,236	(3,355)	170,653
Commercial mortgage-backed securities	172,792	631	(1,944)	171,479
Residential mortgage-backed securities	332,121	2,126	(4,777)	329,470
Asset-backed securities	214,652	288	(1,346)	213,594
Corporate	652,725	2,449	(3,776)	651,398
Total	$1,593,861	$6,759	$(15,403)	$1,585,217

		Gross Unrealized
As of December 31, 2025	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$80,184	$184	$—	$80,368
State and municipal	131,607	713	(3,042)	129,278
Commercial mortgage-backed securities	170,496	1,688	(862)	171,322
Residential mortgage-backed securities	317,905	4,071	(3,415)	318,561
Asset-backed securities	168,363	931	(290)	169,004
Corporate	495,673	7,510	(710)	502,473
Total	$1,364,228	$15,097	(8,319)	$1,371,006

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
a)Contractual Maturity of Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities at June 30, 2026 and December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

As of June 30, 2026	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$84,528	$84,313
Due after one year through five years	532,097	529,804
Due after five years through ten years	121,068	119,968
Due after ten years	136,603	136,589
	874,296	870,674
Commercial mortgage-backed securities	172,792	171,479
Residential mortgage-backed securities	332,121	329,470
Asset-backed securities	214,652	213,594
Total	$1,593,861	$1,585,217

As of December 31, 2025	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$113,224	$113,298
Due after one year through five years	391,104	395,094
Due after five years through ten years	119,589	120,687
Due after ten years	83,547	83,040
	707,464	712,119
Commercial mortgage-backed securities	170,496	171,322
Residential mortgage-backed securities	317,905	318,561
Asset-backed securities	168,363	169,004
Total	$1,364,228	$1,371,006

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
b)Net Investment Income
The components of net investment income were derived from the following sources:

	Three Months Ended June 30,
	2026	2025
	($ in thousands)
U.S. government and government agency	$642	$1,633
State and municipal	1,727	876
Commercial mortgage-backed securities	2,116	1,267
Residential mortgage-backed securities	4,326	3,129
Asset-backed securities	2,329	1,569
Corporate	6,825	4,244
Short-term investments	25	86
Cash and cash equivalents	1,206	1,154
Gross investment income	19,196	13,958
Investment expenses	(376)	(281)
Net investment income	$18,820	$13,677

	Six Months Ended June 30,
	2026	2025
	($ in thousands)
U.S. government and government agency	$1,381	$3,478
State and municipal	3,101	1,564
Commercial mortgage-backed securities	4,231	2,447
Residential mortgage-backed securities	8,581	5,668
Asset-backed securities	4,392	3,052
Corporate	12,965	7,496
Short-term investments	46	214
Cash and cash equivalents	2,890	2,859
Gross investment income	37,587	26,778
Investment expenses	(740)	(542)
Net investment income	$36,847	$26,236
c)Net Realized Investment Losses
There were $11.2 thousand and $32.1 thousand of net realized investment losses for the three and six months ended June 30, 2026, respectively, and $11.2 thousand and $15.2 thousand of net realized investment losses for the same periods ended June 30, 2025 from the sale of investments.
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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the value of the Company’s restricted assets disclosed in the Condensed Consolidated Balance Sheets:

As of	June 30, 2026	December 31, 2025
	($ in thousands)
U.S. government and government agency	$15,031	$60,237
State and municipal	105,452	73,453
Commercial mortgage-backed securities	100,595	100,934
Residential mortgage-backed securities	204,330	204,459
Asset-backed securities	124,358	95,908
Corporate	417,144	303,849
Restricted fixed maturity securities	966,910	838,840
Restricted cash and cash equivalents	23,073	40,225
Restricted assets	$989,983	$879,065
e)Gross Unrealized Losses
The following table summarizes available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
As of June 30, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$42,605	$(205)	$—	$—	$42,605	$(205)
State and municipal	30,851	(273)	39,767	(3,082)	70,618	(3,355)
Commercial mortgage-backed securities	68,238	(1,339)	6,602	(605)	74,840	(1,944)
Residential mortgage-backed securities	144,740	(1,442)	22,072	(3,335)	166,812	(4,777)
Asset-backed securities	131,041	(1,255)	3,027	(91)	134,068	(1,346)
Corporate	325,125	(3,216)	16,892	(560)	342,017	(3,776)
Total	$742,600	$(7,730)	$88,360	$(7,673)	$830,960	$(15,403)

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$—	$—	$—	$—	$—	$—
State and municipal	21,959	(122)	43,392	(2,920)	65,351	(3,042)
Commercial mortgage-backed securities	63,162	(312)	7,055	(550)	70,217	(862)
Residential mortgage-backed securities	40,180	(164)	29,284	(3,251)	69,464	(3,415)
Asset-backed securities	26,304	(168)	5,627	(122)	31,931	(290)
Corporate	46,922	(119)	23,323	(591)	70,245	(710)
Total	$198,527	$(885)	$108,681	$(7,434)	$307,208	$(8,319)
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
The fair values of short-term investments approximate their carrying values due to their short-term maturity.
The following table presents the Company’s investments measured at fair value by level:

As of June 30, 2026	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$31,050	$17,573	$—	$48,623
State and municipal	—	170,653	—	170,653
Commercial mortgage-backed securities	—	171,479	—	171,479
Residential mortgage-backed securities	—	329,470	—	329,470
Asset-backed securities	—	213,594	—	213,594
Corporate	—	651,398	—	651,398
Total investments	$31,050	$1,554,167	$—	$1,585,217

As of December 31, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$80,368	$—	$—	$80,368
State and municipal	—	129,278	—	129,278
Commercial mortgage-backed securities	—	171,322	—	171,322
Residential mortgage-backed securities	—	318,561	—	318,561
Asset-backed securities	—	169,004	—	169,004
Corporate	—	502,473	—	502,473
Total investments	$80,368	$1,290,638	$—	$1,371,006

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4.Deferred Policy Acquisition Costs
Acquisition costs deferred and amortized to net income for the six months ended June 30, 2026 and 2025 are summarized as follows:

As of June 30,	2026	2025
	($ in thousands)
Deferred policy acquisition costs, beginning of year	$35,284	$27,625

Additions to deferred balance:
Broker commission	78,826	58,715
Ceding fee	10,375	6,246
Others	8,327	1,818
Ceding commission	(57,608)	(41,392)
Total net additions	39,920	25,387

Amortization of net policy acquisition costs	(29,713)	(20,834)

Deferred policy acquisition costs, end of period	$45,491	$32,178

Six Months Ended June 30,	2026	2025
	($ in thousands)
Net policy acquisition costs
Broker commission	63,812	49,243
Ceding fee	8,936	5,427
Others	3,273	1,743
Ceding commission	(46,308)	(35,579)
Amortization of net policy acquisition costs	$29,713	$20,834

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.Reserve for Losses and Loss Adjustment Expenses
The table below provides a reconciliation of the beginning and ending reserve balances for the six months ended June 30, 2026 and June 30, 2025:

	June 30, 2026	June 30, 2025
	($ in thousands)
Gross reserves for losses and loss adjustment expenses, beginning of year	$1,129,936	$756,859
Reinsurance recoverable on unpaid losses, beginning of year	381,697	246,915
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$748,239	$509,944

Net incurred losses and loss adjustment expenses related to:
Current accident year	187,672	151,768
Prior accident years	755	559
	188,427	152,327
Net paid losses and loss adjustment expenses related to:
Current accident year	1,952	1,547
Prior accident years	70,170	26,690
	72,122	28,237

Net reserves for unpaid losses and loss adjustment expenses, end of period	$864,544	$634,034
Reinsurance recoverable on unpaid losses, end of period	454,100	316,685
Gross reserves for losses and loss adjustment expenses, end of period	$1,318,644	$950,719
During the six months ended June 30, 2026 and 2025, there were $0.8 million and $0.6 million of prior accident year losses, respectively. The development in our prior accident year losses were driven by expected loss ratios applied to net additional premiums that were billed and earned in the period, but associated with policies from prior accident years. These amounts were not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
6.Premiums and Reinsurance Related Information
The following table summarizes the effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses:

Three Months Ended June 30, 2026	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$297,894	$226,044	$150,447
Ceded	(116,869)	(82,091)	(53,502)
Net	$181,025	$143,953	$96,945

Three Months Ended June 30, 2025	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$232,361	$182,808	$119,718
Ceded	(83,508)	(63,671)	(40,818)
Net	$148,853	$119,137	$78,900

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2026	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$514,635	$438,963	$290,796
Ceded	(193,268)	(158,201)	(102,369)
Net	$321,367	$280,762	$188,427

Six Months Ended June 30, 2025	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$407,209	$351,661	$231,264
Ceded	(141,587)	(122,707)	(78,937)
Net	$265,622	$228,954	$152,327
All assumed amounts are assumed through the AmFam Quota Share Agreement as described in Note 12.
For the three months ended June 30, 2026 and 2025, Bowhead ceded $11.5 million and $9.5 million of written premium, $9.0 million and $7.3 million of earned premium and $5.7 million and $6.4 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
For the six months ended June 30, 2026 and 2025, Bowhead ceded $19.9 million and $16.3 million of written premium, $17.5 million and $14.0 million of earned premium and $11.3 million and $9.1 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
The following table summarizes reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:

As of	June 30, 2026	December 31, 2025
	($ in thousands)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$454,100	$381,697
Reinsurance recoverable on paid losses and loss adjustment expenses	12,375	18,202
Allowance for credit losses	(270)	(223)
Reinsurance recoverable, net	$466,205	$399,676
The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of June 30, 2026 and December 31, 2025:

Reinsurer	A.M. Best Rating	June 30, 2026	December 31, 2025
Renaissance Reinsurance U.S. Inc	A+	30.0%	30.1%
Endurance Assurance Corporation	A+	23.3%	23.5%
Markel Global Reinsurance Company	A	16.9%	18.4%
American Family Connect Property and Casualty Insurance Company	A	9.9%	9.1%
Ascot Bermuda Limited	A	6.0%	7.1%
All other reinsurers	At least A	13.9%	11.8%
Total		100.0%	100.0%
As of June 30, 2026 and December 31, 2025, $46.1 million and $36.5 million, respectively, of the Company’s reinsurance recoverable balance is with a subsidiary of AmFam.

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
As of June 30, 2026, the Senior Notes had a carrying value of $146.6 million, net of $3.4 million of unamortized debt issuance costs. The Company was in compliance with all covenants contained in the indenture governing the Senior Notes at such date. The Company recognized interest expense of $3.2 million and nil for the three months ended June 30, 2026 and 2025, respectively, and $6.2 million and nil for the six months ended June 30, 2026 and 2025, respectively.
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
The Company had unamortized deferred financing fees related to the 2024 Facility of nil as of June 30, 2026. The Company recognized amortization expenses for deferred financing fees of nil and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and nil and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.
2025 Facility
On November 26, 2025, the Company entered into a new Credit Agreement (the “2025 Credit Agreement”) with PNC Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2025 Credit Agreement provides for a senior secured revolving credit facility (the “2025 Facility”) in the aggregate principal amount of $35 million, which includes a $5 million sub-facility for letters of credit, and an accordion feature permitting the Company to request a one-time increase in total commitments of up to $15 million, subject to lender participation. All obligations under the 2025 Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates were (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The 2025 Credit Agreement contains certain customary covenants, including financial maintenance covenants. As of June 30, 2026, the Company was in compliance with all of the 2025 Facility’s covenants. The 2025 Facility matures on the earlier of November 26, 2027, or 91 days prior to the earliest date any MGA Agreement will terminate where no MGA Agreement replacement is found.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Interest on the 2025 Facility is based on a floating rate indexed to either (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, (ii) the greater of (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum and (c) the adjusted term SOFR rate for a one-month interest period plus 1% per annum, plus an applicable rate, or (iii) the adjusted daily simple SOFR plus an applicable rate. As of June 30, 2026, the Company did not have any borrowings outstanding under the 2025 Facility.
The Company had unamortized deferred financing fees related to the 2025 Facility of $0.4 million as of June 30, 2026. The Company recognized amortization expenses for deferred financing fees of $0.1 million and nil for the three months ended June 30, 2026 and 2025, respectively, and $0.2 million and nil for the six months ended June 30, 2026 and 2025, respectively.
8.Federal Home Loan Bank
In March 2026, the Company’s subsidiary, BICI, became a member of the Federal Home Loan Bank of Chicago (“FHLB Chicago”), which provides access to collateralized borrowings through advances. In connection with its membership, BICI purchased FHLB Chicago capital stock. The stock is restricted as it can only be sold back to the FHLB Chicago or another member at its par value of $100 per share. As of June 30, 2026, BICI held $0.5 million of FHLB Chicago capital stock, carried at cost and evaluated for impairment periodically, which is included in other assets on the Condensed Consolidated Balance Sheet.
As of June 30, 2026, BICI has not pledged any eligible collateral and, accordingly, had no available borrowing capacity under the FHLB Chicago advances program.
9.Stockholders' Equity
Capital Stock
The Company’s authorized capital stock consists of 400,000,000 shares of common stock, par value $0.01 per share and 100,000,000 shares of preferred stock, par value $0.01 per share.
10.Stock-Based Compensation
2024 Plan
On May 22, 2024, the Company's Board of Directors (the “Board”) approved and adopted the Bowhead Specialty Holdings Inc. 2024 Omnibus Incentive Plan (“2024 Plan”), which provides for the grant of stock options (including ISOs and nonqualified stock options), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), other stock-based awards, stock bonuses, cash awards and substitute awards.
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
The Board approved the grant of RSUs to the Company’s employees and certain Board directors, and Performance Stock Units (“PSUs”) to its Chief Executive Officer (“CEO”). As of June 30, 2026, 1,700,713 shares of common stock were granted and unvested under the 2024 Plan.

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
The following table provides a summary of RSU activities during the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2025	1,027,728	$23.62
Granted	651,541	24.52
Vested	(239,036)	23.63
Forfeited	(25,023)	24.45
Granted and unvested at June 30, 2026	1,415,210	$24.02
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.
The Company recognized compensation costs associated with the RSUs of $2.6 million and $4.7 million for the three and six months ended June 30, 2026, compared to $1.8 million and $2.9 million for the same periods in 2025.
As of June 30, 2026, total unrecognized compensation cost for the RSUs was $29.1 million and the weighted average period over which the cost is expected to be recognized is approximately 2.9 years.
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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table provides a summary of PSU activity during the six months ended June 30, 2026:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2025	196,937	$12.11
Granted	88,566	16.56
Vested	—	—
Forfeited	—	—
Granted and unvested at June 30, 2026	285,503	$13.49
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
The Company recognized compensation costs associated with the PSUs of $0.3 million and $0.6 million for the three and six months ended June 30, 2026, compared to $0.2 million and $0.3 million for the same periods in 2025.
As of June 30, 2026, total unrecognized compensation cost for the PSUs was $2.3 million and the weighted average period over which the cost is expected to be recognized is approximately 1.6 years.
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
As of June 30, 2026, 668,288 Warrants have vested, but none have been exercised.

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
The Company recognized compensation costs associated with the Warrants of $0.8 million and $1.6 million for the three and six months ended June 30, 2026, compared to $0.8 million and $1.6 million for the same periods in 2025. As of June 30, 2026, total unrecognized compensation cost for the Warrants were $9.1 million.
11.Earnings Per Share
The following table provides the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands, except share and per share data)
Numerator
Net income	$16,138	$12,342	$32,148	$23,767

Denominator
Basic weighted average shares outstanding	32,887,461	32,721,629	32,847,504	32,692,319
Effect of dilutive awards(1):
Restricted stock units	362,887	540,287	362,851	501,387
Performance stock units	94,539	184,787	97,950	165,041
Warrants	212,988	599,258	148,370	526,667
Diluted weighted average shares outstanding	33,557,875	34,045,961	33,456,675	33,885,414

Earnings per share
Basic	$0.49	$0.38	$0.98	$0.73
Diluted	$0.48	$0.36	$0.96	$0.70
__________________
(1)For the three and six months ended June 30, 2026, there were 349,912 and 16,495 anti-dilutive awards, respectively, that were excluded from the calculation of diluted weighted-average shares outstanding, compared to nil for the same periods in 2025.

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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
For the three months ended June 30, 2026 and 2025, Bowhead incurred $4.8 million and $3.0 million of Ceding Fees under the AmFam Quota Share Agreement, respectively, and ceded $11.5 million and $9.5 million of written premiums to AmFam under the ceded reinsurance treaties described above, respectively.
For the six months ended June 30, 2026 and 2025, Bowhead incurred $8.9 million and $5.4 million of Ceding Fees under the AmFam Quota Share Agreement, respectively, and ceded $19.9 million and $16.3 million of written premiums to AmFam under these ceded reinsurance treaties described above, respectively.
On August 6, 2025, Bowhead entered into a usage-based service agreement with Bold Penguin, an insuretech company owned by AmFam, that streamlines small business insurance submissions. Expenses associated with the service contract are recognized as operating expenses within the Company’s Condensed Consolidated Statements of Income and Comprehensive Income. Future contractual commitments are reflected within fixed and determinable purchase obligations within Note 14. For the three months ended June 30, 2026 and 2025, Bowhead incurred $0.3 million and nil of operating expenses, respectively, under the agreement with Bold Penguin. For the six months ended June 30, 2026 and 2025, Bowhead incurred $0.6 million and nil of operating expenses, respectively, under the agreement with Bold Penguin.
For the three and six months ended June 30, 2026, BSUI bound $21.0 thousand and $59.8 thousand of written premiums through American Family Brokerage Inc., a subsidiary of AmFam, respectively, compared to nil for the same periods in 2025. BICI assumed 100% of the premiums, net of inuring third-party reinsurance, through the AmFam Quota Share Agreement.
13.Income Taxes
The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year.
For the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of $4.5 million and $3.6 million, respectively. The effective tax rate was approximately 21.9% for the three months ended June 30, 2026, compared to 22.5% for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation and non-deductible expenses, partially offset by excess tax benefits on the vesting of stock-based compensation. The effective tax rate for the three months ended June 30, 2025 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and expected excess tax benefits on the vesting of stock-based compensation.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $9.1 million and $6.6 million, respectively. The effective tax rate was approximately 22.0% for the six months ended June 30, 2026 compared to 21.8% for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation and non-deductible expenses, partially offset by excess tax benefits on the vesting of stock-based compensation. The effective tax rate for the six months ended June 30, 2025 differs from the statutory tax rate of 21.0% primarily due to state taxes, non-deductible expenses, and expected excess tax benefits on the vesting of stock-based compensation.
As of both June 30, 2026 and December 31, 2025, the Company had unrecognized tax benefits of $0.4 million, including $0.1 million of interest and penalties related to research and development credits claimed on current year and prior year amended income tax returns. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. If recognized, approximately $0.4 million of unrecognized tax benefits as of both June 30, 2026 and December 31, 2025, would affect the effective tax rate.
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
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments, other than cash and cash equivalents and investments in U.S. government and government agency securities, in excess of 10% of the Company’s mezzanine equity and stockholders’ equity at June 30, 2026 and December 31, 2025.
Premium Balances Receivable
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations relating to the payments of premium balances owed to the Company.
The following table summarizes the brokers that make up more than 10% of the Company’s gross written premium for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30,	2026	2025
AmWINS Group, Inc.	28.6%	28.1%
Ryan Specialty Group Holdings, Inc.	25.4%	22.8%
CRC Insurance Services, Inc.	10.8%	11.2%
Marsh & McLennan Companies	8.6%	14.3%
For the six months ended June 30, 2026 and 2025, the Company recorded an allowance for uncollectible premiums of nil in both periods.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
At June 30, 2026 and December 31, 2025, 100% of the Company’s reinsurers are rated “A” (Excellent) or better by A.M. Best. At June 30, 2026, the three largest balances by reinsurer accounted for 30.0%, 23.3%, and 16.9% of the Company’s reinsurance recoverable balance and at December 31, 2025, the three largest balances by reinsurer accounted for 30.1%, 23.5%, and 18.4% of the Company’s reinsurance recoverable balance. At June 30, 2026 and December 31, 2025, our allowance for uncollectible reinsurance was $0.3 million and $0.2 million, respectively. Refer to Note 6 for further information.
b)Purchase Obligations
The Company has entered into certain agreements in which the Company is committed to purchase services, primarily related to software service contracts. The fixed and determinable portion of such purchase obligations was approximately $7.3 million due for the years 2026 - 2029 at June 30, 2026. The obligations may increase depending on the amount of premium written by the Company over the respective years.
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
d)Other
The Company has incurred certain employment taxes, penalties and interests related to the employment taxes for an employee domiciled in the United Kingdom since 2021. The Company accrued approximately $1.6 million as of June 30, 2026 and December 31, 2025, which represents its best estimate of such taxes, interest, and penalties.

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
The following table presents revenues by underwriting division for the three months ended June 30, 2026 and 2025:

Three Months Ended June 30,	2026	2025
	($ in thousands)
Casualty	$124,347	$99,736
Professional Liability	28,853	31,223
Healthcare Liability	18,260	15,377
Baleen Specialty	9,565	2,517
Net written premiums	$181,025	$148,853
The following table presents revenues by underwriting division for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30,	2026	2025
	($ in thousands)
Casualty	$219,496	$182,339
Professional Liability	44,991	47,182
Healthcare Liability	38,904	31,524
Baleen Specialty	17,976	4,577
Net written premiums	$321,367	$265,622
The Company’s operations and assets are located entirely within the United States, and all of its revenues are attributed to United States-based policyholders. The Company does not have intra-entity sales or transfers.
The Company has no single major customer representing 10% or more of its total revenues during six months ended June 30, 2026 and 2025.
16.    Subsequent Events
On August 2, 2026, the Company entered into a definitive Agreement and Plan of Merger with AmFam. The transaction is subject to approval by the Company’s stockholders and to the satisfaction of other customary closing conditions, including regulatory approvals. No assurance can be given as to the timing or completion of the transaction. The transaction has not been consummated as of the date of this filing. The accompanying consolidated financial statements do not reflect any impact from the pending transaction as of June 30, 2026.

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
•risks and uncertainties relating to the proposed acquisition of Bowhead by AmFam, including: that Bowhead and AmFam may be unable to complete the transaction because, among other reasons, conditions to the closing of the transaction may not be satisfied or waived; uncertainty as to the timing of completion of the transaction; the inability to complete the transaction due to the failure to obtain the Bowhead stockholder approvals for the transaction or the failure to satisfy other conditions to completion of the transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction; interloper risk; the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; risks related to disruption of management’s attention from Bowhead’s ongoing business operations due to the transaction; the effect of the announcement of the transaction on Bowhead’s relationships with its insureds, operating results and business generally; and the outcome of any legal proceedings to the extent initiated against Bowhead, AmFam or others following the announcement of the transaction, as well as Bowhead’s and AmFam management’s response to any of the aforementioned factors;
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
Underwriting income is a non-GAAP financial measure defined as income before income taxes excluding the impact of net investment income, net realized investment losses, other insurance-related income, non-operating expenses, warrant expense, interest expenses and financing fees, loss on extinguishment of credit facility, foreign exchange (gains) losses, and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income to income before income taxes, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of net realized investment losses, non-operating expenses, loss on extinguishment of credit facility, foreign exchange (gains) losses, and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted net income to net income, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
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

Results of Operations
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$297,894	$232,361	$65,533	28.2%
Ceded written premiums	(116,869)	(83,508)	(33,361)	39.9%
Net written premiums	$181,025	$148,853	$32,172	21.6%

Revenues
Net earned premiums	$143,953	$119,137	$24,816	20.8%
Net investment income	18,820	13,677	5,143	37.6%
Net realized investment losses	(11)	(11)	—	—%
Other insurance-related income	1,095	460	635	138.0%
Total revenues	163,857	133,263	30,594	23.0%

Expenses
Net losses and loss adjustment expenses	96,945	78,900	18,045	22.9%
Net acquisition costs	15,820	11,038	4,782	43.3%
Operating expenses	26,384	25,849	535	2.1%
Non-operating expenses	—	437	(437)	(100.0)%
Warrant expense	783	783	—	—%
Interest expense and financing fees	3,266	261	3,005	1151.3%
Foreign exchange (gains) losses	(2)	79	(81)	(102.5)%
Total expenses	143,196	117,347	25,849	22.0%

Income before income taxes	20,661	15,916	4,745	29.8%
Income tax expense	(4,523)	(3,574)	(949)	26.6%
Net income	$16,138	$12,342	$3,796	30.8%

Key Operating and Financial Metrics:
Underwriting income(1)	$4,804	$3,350	$1,454	43.4%
Adjusted net income(1)	16,145	12,758	3,387	26.5%
Loss ratio	67.3%	66.2%
Expense ratio	28.6%	30.6%
Combined ratio	95.9%	96.8%
Return on equity(2)	13.8%	12.4%
Adjusted return on equity(1)(2)	13.8%	12.8%
Diluted earnings per share	$0.48	$0.36	$0.12	33.3%
Diluted adjusted earnings per share(1)	$0.48	$0.37	$0.11	29.7%
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the three months ended June 30, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	% of Total	2025	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$199,764	67.0%	$150,720	64.9%	$49,044	32.5%
Professional Liability	55,085	18.5%	54,752	23.5%	333	0.6%
Healthcare Liability	29,133	9.8%	23,505	10.1%	5,628	23.9%
Baleen Specialty	13,912	4.7%	3,384	1.5%	10,528	311.1%
Gross written premiums	$297,894	100.0%	$232,361	100.0%	$65,533	28.2%

Gross written premiums increased $65.5 million, or 28.2%, to $297.9 million for the three months ended June 30, 2026 from $232.4 million for the three months ended June 30, 2025. The increase in gross written premiums was driven by our increasing renewal book, new business and the continued growth in our platform across all four divisions. Our Casualty division led the growth with a $49.0 million increase, primarily from our Excess Casualty portfolio, followed by the growth in our Baleen Specialty division with a $10.5 million increase.
For the three months ended June 30, 2026 and 2025, E&S(1) business made up 79.9% and 76.9% of gross written premiums, respectively, while admitted business made up 20.1% and 23.1%, respectively. The 3.0 point increase in the proportion of E&S premiums was primarily attributable to an increase in proportion of Baleen Specialty division premiums, where policies are exclusively written on an E&S basis.
Net written premiums increased $32.1 million, or 21.6%, to $181.0 million for the three months ended June 30, 2026 from $148.9 million for the three months ended June 30, 2025. The increase in net written premiums was primarily due to the growth in gross written premiums for the three months ended June 30, 2026. This growth was partially offset by the increase in ceded written premiums driven by the increase in our quota share treaty from 26% to 33.5% effective May 1, 2026.
Net earned premiums increased $24.8 million, or 20.8%, to $144.0 million for the three months ended June 30, 2026 from $119.1 million for the three months ended June 30, 2025. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.

__________________
(1)     E&S % previously disclosed did not include business written on a facultative reinsurance basis, which is free of rate and policy form restrictions, and provides the flexibility to rapidly adjust to emerging market opportunities.

Loss Ratio
The following table summarizes the components of our loss ratio for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$96,792	67.2%	$78,785	66.1%
Prior accident year	153	0.1%	115	0.1%
Total	$96,945	67.3%	$78,900	66.2%
Our loss ratio of 67.3% for the three months ended June 30, 2026 increased 1.1 points compared to 66.2% for the three months ended June 30, 2025 due to an increase in our current accident year loss ratio. The higher current accident year loss ratio was driven by lower ceded loss activity under our excess of loss treaties, and to a lesser extent, changes in our portfolio mix.
As communicated in the past, the development in our prior accident year losses were driven by expected loss ratios applied to net additional premiums that were billed and fully earned in the quarter, but associated with policies from prior accident years. Once again, these amounts were not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
Expense Ratio
The following table summarizes the components of the expense ratio for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$15,820	11.0%	$11,038	9.3%
Operating expenses	26,384	18.3%	25,849	21.7%
Less: Other insurance-related income	(1,095)	(0.7)%	(460)	(0.4)%
Total	$41,109	28.6%	$36,427	30.6%
Our expense ratio of 28.6% for the three months ended June 30, 2026 decreased 2.0 points compared to 30.6% for the three months ended June 30, 2025.
The decrease in our expense ratio was primarily driven by the 3.4 point decrease in our operating expenses ratio and a 0.3 point increase in other insurance-related income, which contributed to the lowering of our expense ratio. These improvements were partially offset by the 1.7 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses, including estimates of deferrable costs.

The increase in our net acquisition costs ratio was driven by an increase in earned broker commissions due to changes in our portfolio mix and higher commission rates, an increase in the Ceding Fee, and deferred employment related underwriting costs, partially offset by an increase in earned ceding commissions from our ceded reinsurance treaties. Gross acquisition costs earned as a percentage of gross earned premiums was 17.7% for the three months ended June 30, 2026 compared to 16.1% for the three months ended June 30, 2025, and ceded earned commissions as a percentage of ceded earned premium was 29.3% for the three months ended June 30, 2026 compared to 29.0% for the three months ended 2025.
Combined Ratio
The combined ratio was 95.9% for the three months ended June 30, 2026, compared to 96.8% for the three months ended June 30, 2025. The 0.9 point decrease was driven by the 2.0 point decrease in our expense ratio, partially offset by the 1.1 point increase in our loss ratio.
Return on Equity(2)
Return on equity was 13.8% for the three months ended June 30, 2026, compared to 12.4% for the three months ended June 30, 2025. The 1.4 point increase was primarily driven by the 30.8% increase in net income during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, partially offset by the increase in average mezzanine equity and stockholders’ equity driven by the increase in retained earnings and additional paid-in capital for stock-based compensation.

Investing Results
Net investment income increased $5.1 million to $18.8 million for the three months ended June 30, 2026 from $13.7 million for the three months ended June 30, 2025. The increase in net investment income is primarily due to a higher average balance of investments during the three months ended June 30, 2026.
Income Tax Expense
Income tax expense was $4.5 million for the three months ended June 30, 2026, compared to $3.6 million for the three months ended June 30, 2025. Our effective tax rate was 21.9% for the three months ended June 30, 2026, compared to 22.5% for the three months ended June 30, 2025. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation and non-deductible expenses, partially offset by excess tax benefits on the vesting of stock-based compensation.

__________________
(2)     For the three months ended June 30, 2026 and 2025, net income is annualized to arrive at return on equity.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$514,635	$407,209	$107,426	26.4%
Ceded written premiums	(193,268)	(141,587)	(51,681)	36.5%
Net written premiums	$321,367	$265,622	$55,745	21.0%

Revenues
Net earned premiums	$280,762	$228,954	$51,808	22.6%
Net investment income	36,847	26,236	10,611	40.4%
Net realized investment losses	(32)	(15)	(17)	113.3%
Other insurance-related income	1,974	805	1,169	145.2%
Total revenues	319,551	255,980	63,571	24.8%

Expenses
Net losses and loss adjustment expenses	188,427	152,327	36,100	23.7%
Net acquisition costs	29,713	20,834	8,879	42.6%
Operating expenses	52,187	49,785	2,402	4.8%
Non-operating expenses	—	548	(548)	(100.0)%
Warrant expense	1,558	1,558	—	—%
Credit facility interest expenses and fees	6,429	508	5,921	1165.6%
Foreign exchange losses	6	33	(27)	(81.8)%
Total expenses	278,320	225,593	52,727	23.4%

Income before income taxes	41,231	30,387	10,844	35.7%
Income tax expense	(9,083)	(6,620)	(2,463)	37.2%
Net income	$32,148	$23,767	$8,381	35.3%

Key Operating and Financial Metrics:
Underwriting income(1)	$10,435	$6,008	$4,427	73.7%
Adjusted net income(1)	32,178	24,238	7,940	32.8%
Loss ratio	67.1%	66.5%
Expense ratio	28.5%	30.4%
Combined ratio	95.6%	96.9%
Return on equity(2)	13.9%	12.2%
Adjusted return on equity(1)(2)	13.9%	12.5%
Diluted earnings per share	$0.96	$0.70	$0.26	37.1%
Diluted adjusted earnings per share(1)	$0.96	$0.72	$0.24	33.3%
__________________
NM - Percentage change is not meaningful.
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the six months ended June 30, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	% of Total	2025	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$347,032	67.4%	$273,034	67.1%	$73,998	27.1%
Professional Liability	82,746	16.1%	80,752	19.8%	1,994	2.5%
Healthcare Liability	59,578	11.6%	47,293	11.6%	12,285	26.0%
Baleen Specialty	25,279	4.9%	6,130	1.5%	19,149	312.4%
Gross written premiums	$514,635	100.0%	$407,209	100.0%	$107,426	26.4%
Gross written premiums increased $107.4 million, or 26.4%, to $514.6 million for the six months ended June 30, 2026 from $407.2 million for the six months ended June 30, 2025. The increase in gross written premiums was driven by our increasing renewal book, new business and the continued growth in our platform across all four divisions. Our Casualty division led the growth with a $74.0 million increase, primarily from our Excess Casualty portfolio, followed by the growth in our Baleen Specialty division with a $19.1 million increase.
For the six months ended June 30, 2026 and 2025, E&S(1) business made up 81.2% and 79.2% of gross written premiums, respectively, while admitted business made up 18.8% and 20.8%, respectively. The 2.0 point increase in the proportion of E&S premiums was primarily attributable to an increase in proportion of Baleen Specialty division premiums, where policies are exclusively written on an E&S basis.
Net written premiums increased $55.7 million, or 21.0%, to $321.4 million for the six months ended June 30, 2026 from $265.6 million for the six months ended June 30, 2025. The increase in net written premiums was primarily due to the growth in gross written premiums for the six months ended June 30, 2026. This growth was partially offset by the increase in ceded written premiums driven by the increase in our quota share treaty from 26% to 33.5% effective May 1, 2026.
Net earned premiums increased $51.8 million, or 22.6%, to $280.8 million for the six months ended June 30, 2026 from $229.0 million for the six months ended June 30, 2025. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.

__________________
(1)     E&S % previously disclosed did not include business written on a facultative reinsurance basis, which is free of rate and policy form restrictions, and provides the flexibility to rapidly adjust to emerging market opportunities.

Loss Ratio
The following table summarizes the components of our loss ratio for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	187,672	66.8%	151,768	66.3%
Prior accident year	755	0.3%	559	0.2%
Total	$188,427	67.1%	$152,327	66.5%
Our loss ratio of 67.1% for the six months ended June 30, 2026 increased 0.6 points compared to 66.5% for the six months ended June 30, 2025 driven by an increase in our current accident year loss ratio. The higher current accident year loss ratio was driven by changes in our portfolio mix, and to a lesser extent, lower ceded loss activity under our excess of loss treaties.
As communicated in the past, the development in our prior accident year losses were driven by expected loss ratios applied to net additional premiums that were billed and fully earned in the first quarter, but associated with policies from prior accident years. Once again, these amounts were not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
The following table summarizes the components of the expense ratio for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$29,713	10.6%	$20,834	9.1%
Operating expenses	52,187	18.6%	49,785	21.7%
Less: Other insurance-related income	(1,974)	(0.7)%	(805)	(0.4)%
Total	$79,926	28.5%	$69,814	30.4%
Our expense ratio of 28.5% for the six months ended June 30, 2026 decreased 1.9 points compared to 30.4% for the six months ended June 30, 2025.
The decrease in our expense ratio for the six months ended June 30, 2026 was primarily driven by the 3.1 point decrease in our operating expenses ratio, and a 0.3 point increase in other insurance-related income, which contributed to the lowering of our expense ratio. These improvements were partially offset by the 1.5 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses, including estimates of deferrable costs.
The increase in our net acquisition costs ratio was driven by an increase in earned broker commissions due to changes in our portfolio mix and higher commission rates, an increase in the Ceding Fee, and deferred employment related underwriting costs, partially offset by an increase in earned ceding commissions from our ceded reinsurance treaties. Gross acquisition costs as a percentage of gross earned premiums was 17.3% for the six months ended June 30, 2026 compared to 16.0% for the six months ended June 30, 2025, and ceded earned commissions as a percentage of ceded earned premium was 29.3% for the six months ended June 30, 2026 compared to 29.0% for the six months ended June 30, 2025.
Combined Ratio
The combined ratio was 95.6% for the six months ended June 30, 2026, compared to 96.9% for the six months ended June 30, 2025. The 1.3 point decrease was due to the 1.9 point decrease in the expense ratio, partially offset by the 0.6 point increase in the loss ratio.
Return on Equity(2)
Return on equity was 13.9% for the six months ended June 30, 2026, compared to 12.2% for the six months ended June 30, 2025. The 1.7 point increase was mainly due to a 35.3% increase in net income in the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was partially offset by the increase in average mezzanine equity and stockholders’ equity driven by the increase in retained earnings and additional paid-in capital for stock-based compensation.

Investing Results
Net investment income increased $10.6 million to $36.8 million for the six months ended June 30, 2026 from $26.2 million for the six months ended June 30, 2025. The increase in net investment income is primarily due to a higher average balance of investments during the six months ended June 30, 2026.
Income Tax Expense
Income tax expense was $9.1 million for the six months ended June 30, 2026, compared to $6.6 million for the six months ended June 30, 2025. Our effective tax rate was 22.0% for the six months ended June 30, 2026, compared to 21.8% for the six months ended June 30, 2025. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation and non-deductible expenses, partially offset by excess tax benefits on the vesting of stock-based compensation.

__________________
(2)     For the six months ended June 30, 2026 and 2025, net income is annualized to arrive at return on equity.

Reconciliation of Non-GAAP Financial Measures
Underwriting Income
We define underwriting income as income before income taxes excluding the impact of net investment income, net realized investment losses, other insurance-related income, non-operating expenses, warrant expense, interest expenses and financing fees, loss on extinguishment of credit facility, foreign exchange (gains) losses, and certain strategic initiatives. Underwriting income represents the pre-tax profitability of the Company's underwriting operations and allows us to evaluate our underwriting performance without regard to net investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for income before income taxes calculated in accordance with U.S. GAAP, and other companies may define underwriting income differently.
Underwriting income for the three and six months ended June 30, 2026 and 2025 reconciles to income before income taxes as follows:

	Three Months Ended June 30,
	2026	2025
	($ in thousands)
Income before income taxes	$20,661	$15,916
Adjustments:
Net investment income	(18,820)	(13,677)
Net realized investment losses	11	11
Other insurance-related income	(1,095)	(460)
Non-operating expenses	—	437
Warrant expense	783	783
Interest expense and financing fees	3,266	261
Foreign exchange (gains) losses	(2)	79
Underwriting income	$4,804	$3,350

	Six Months Ended June 30,
	2026	2025
	($ in thousands)
Income before income taxes	$41,231	$30,387
Adjustments:
Net investment income	(36,847)	(26,236)
Net realized investment losses	32	15
Other insurance-related income	(1,974)	(805)
Non-operating expenses	—	548
Warrant expense	1,558	1,558
Interest expense and financing fees	6,429	508
Foreign exchange losses	6	33
Underwriting income	$10,435	$6,008

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
Adjusted net income for the three and six months ended June 30, 2026 and 2025 reconciles to net income as follows:

	Three Months Ended June 30,
	2026		2025
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$20,661	$16,138	$15,916	$12,342
Adjustments:
Net realized investment losses	11	11	11	11
Non-operating expenses	—	—	437	437
Foreign exchange (gains) losses	(2)	(2)	79	79
Tax impact	—	(2)	—	(111)
Adjusted net income	$20,670	$16,145	$16,443	$12,758

	Six Months Ended June 30,
	2026		2025
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$41,231	$32,148	$30,387	$23,767
Adjustments:
Net realized investment losses	32	32	15	15
Non-operating expenses	—	—	548	548
Foreign exchange (gains) losses	6	6	33	33
Tax impact	—	(8)	—	(125)
Adjusted net income	$41,269	$32,178	$30,983	$24,238
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

Adjusted return on equity for the three and six months ended June 30, 2026 and 2025 reconciles to return on equity as follows:

	Three Months Ended June 30,
	2026	2025
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$64,579	$51,031
Denominator: Average mezzanine equity and stockholders' equity	466,550	399,588
Adjusted return on equity	13.8%	12.8%

	Six Months Ended June 30,
	2026	2025
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$64,356	$48,477
Denominator: Average mezzanine equity and stockholders' equity	461,607	389,127
Adjusted return on equity	13.9%	12.5%
_________________
(1)For the three and six months ended June 30, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.
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
Diluted adjusted earnings per share for the three and six months ended June 30, 2026 and 2025 reconciles to diluted earnings per share as follows:

	Three Months Ended June 30,
	2026	2025
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$16,145	$12,758
Denominator: Diluted weighted average shares outstanding	33,557,875	34,045,961
Diluted adjusted earnings per share	$0.48	$0.37

	Six Months Ended June 30,
	2026	2025
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$32,178	$24,238
Denominator: Diluted weighted average shares outstanding	33,456,675	33,885,414
Diluted adjusted earnings per share	$0.96	$0.72

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
As of June 30, 2026, our holding company had $65.3 million in cash and investments. We believe we have sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for at least the next 12 months.
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

On November 26, 2025, the Company entered into the 2025 Credit Agreement with PNC Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2025 Credit Agreement provides for the 2025 Facility in the aggregate principal amount of $35 million, which includes a $5 million sub-facility for letters of credit, and an accordion feature permitting the Company to request a one-time increase in total commitments of up to $15 million, subject to lender participation. All obligations under the 2025 Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries were (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiary guarantors’ assets. The 2025 Credit Agreement contains certain customary covenants, including financial maintenance covenants. As of June 30, 2026, the Company was in compliance with all of the 2025 Facility’s covenants. The 2025 Facility matures on the earlier of November 26, 2027, or 91 days prior to the earliest date any MGA Agreement will terminate where no MGA Agreement replacement is found.
As of June 30, 2026, we did not have any borrowings outstanding under the Facility.
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
As of June 30, 2026, $150 million was available for future issuance under the Shelf Registration Statement.
Debt
On November 25, 2025, BSHI issued $150 million aggregate principal amount of 7.75% Senior Notes under the Shelf Registration Statement, generating net proceeds of $146.4 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 each year, beginning on June 1, 2026. The Senior Notes are scheduled to mature on December 1, 2030, unless redeemed earlier.
Federal Home Loan Bank
In March 2026, the Company’s subsidiary, BICI, became a member of the FHLB Chicago, which provides access to collateralized borrowings through advances. In connection with its membership, BICI purchased FHLB Chicago capital stock. The stock is restricted as it can only be sold back to the FHLB Chicago or another member at its par value of $100 per share. As of June 30, 2026, BICI held $0.5 million of FHLB Chicago capital stock, carried at cost and evaluated for impairment periodically, which is included in other assets on the Condensed Consolidated Balance Sheets.
As of June 30, 2026, BICI has not pledged any eligible collateral and, accordingly, had no available borrowing capacity under the FHLB Chicago advances program.
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
Our cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
	($ in thousands)
Net cash provided by operating activities	$159,339	$156,702
Net cash used in investing activities	(226,146)	(212,497)
Net cash used in financing activities	(2,142)	—
Net change in cash, cash equivalents and restricted cash	$(68,949)	$(55,795)
The increase in cash provided by operating activities in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to the growth in our business operations compared to the timing of claim payments and subsequent reinsurance recoveries, which occur later than cash collections on premiums.
For the six months ended June 30, 2026, net cash used in investing activities was $226.1 million due to growth in our business operations. For the six months ended June 30, 2026, funds from operations were used to purchase fixed maturity securities of $377.8 million and short-term securities of $5.0 million. During the six months ended June 30, 2026, we received proceeds from sales and maturities of fixed maturity securities and short-term investments of $159.2 million. Net cash used in investing activities also includes purchases of property and equipment of $2.6 million.
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
For the six months ended June 30, 2026, net cash used in financing activities was $2.1 million, which primarily reflects taxes paid on shares withheld to cover vested employee RSUs, and for the six months ended June 30, 2025, net cash provided by financing activities was nil.
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
As of June 30, 2026, we had the following significant reinsurance programs:
•For all lines, except cyber liability, we use a quota share reinsurance treaty, where 33.5% of the exposure is ceded to reinsurers, and an excess of loss reinsurance treaty, which cedes 57.5% of losses in excess of $5 million up to $15 million to our reinsurers.
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
All reinsurance involves credit risk, since we maintain the direct obligation to pay losses incurred by our policyholders up to our policy limits. Accordingly, when selecting our reinsurers, a potential reinsurer’s financial strength is the paramount consideration. All of our reinsurance business is placed with reinsurers that have an A.M. Best rating of “A” (Excellent) or better. As of June 30, 2026, we have an allowance for credit losses of $0.3 million for our reinsurance balance.
The following table summarizes our top five reinsurers, their A.M. Best financial strength rating and percent of our total reinsurance recoverable as of June 30, 2026:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	30.0%
Endurance Assurance Corporation	A+	23.3%
Markel Global Reinsurance Company	A	16.9%
American Family Connect Property and Casualty Insurance Company	A	9.9%
Ascot Bermuda Limited	A	6.0%
All other reinsurers	At least A	13.9%
Total		100.0%
Contractual Obligations and Commitments
We have entered into software service agreements that have purchase obligations depending on the amount of premiums written. At June 30, 2026, the fixed and determinable portion of these purchase obligations were approximately $7.3 million for the years 2026 - 2029. The obligations may increase depending on the amount of premium written by the Company over the respective years.

We have entered into a sublease agreement for our office in New York and a lease agreement for our office in Chicago. On December 1, 2024, the company exercised its option to extend the Chicago lease, which will expire on August 31, 2028, with a renewal option to extend. These leases are classified as operating leases. These leases expire in December 2027 and August 2028, respectively. Although each operating lease agreement contains an option to extend the length of the respective lease term, the Company is not reasonably certain it will exercise these options. As of June 30, 2026, the discounted operating lease liability was $2.3 million.
Financial Condition
Mezzanine Equity and Stockholders’ Equity
As of June 30, 2026, total mezzanine equity and stockholders’ equity was $473.9 million compared to $449.3 million as of December 31, 2025. The $24.6 million increase was primarily due to net income generated during the period and net activity related to stock-based compensation plans, partially offset by an increase in the net unrealized loss position on available for sale investments, which shifted to a net unrealized loss in the current period.
Dividend Declarations
We did not declare any dividends during the six months ended June 30, 2026 or the year ended December 31, 2025.
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
As of June 30, 2026, the majority of our investment portfolio, or $1,585.2 million, was comprised of fixed maturity securities that are classified as available for sale and carried at fair value with unrealized gains (losses) recognized in accumulated other comprehensive (loss) income within our Condensed Consolidated Balance Sheets. Our investment portfolio, including cash equivalents, had a weighted average effective duration of 3.3 years and an average rating of “AA-” at June 30, 2026. Our investment portfolio, including cash equivalents, had a book yield of 4.7% and a market yield of 4.9% as of June 30, 2026, compared to 4.6% and 4.5%, respectively, as of December 31, 2025.

As of June 30, 2026 and December 31, 2025, the amortized cost and estimated fair value of our fixed maturity, and were as follows:

As of June 30, 2026	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$48,799	$48,623	3.1%
State and municipal	172,772	170,653	10.8%
Commercial mortgage-backed securities	172,792	171,479	10.8%
Residential mortgage-backed securities	332,121	329,470	20.8%
Asset-backed securities	214,652	213,594	13.5%
Corporate	652,725	651,398	41.0%
Total fixed maturity securities	$1,593,861	$1,585,217	100.0%

As of December 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$80,184	$80,368	5.9%
State and municipal	131,607	129,278	9.4%
Commercial mortgage-backed securities	170,496	171,322	12.5%
Residential mortgage-backed securities	317,905	318,561	23.2%
Asset-backed securities	168,363	169,004	12.3%
Corporate	495,673	502,473	36.7%
Total fixed maturity securities	$1,364,228	$1,371,006	100.0%
The table below summarizes the credit quality of our fixed maturity securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$445,900	28.1%	$432,121	31.5%
AA	415,358	26.2%	382,549	27.9%
A	558,203	35.2%	423,669	30.9%
BBB	165,756	10.5%	132,667	9.7%
Total	$1,585,217	100.0%	$1,371,006	100.0%

As of June 30, 2026 and December 31, 2025, the amortized cost and estimated fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity were as follows:

As of June 30, 2026	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$84,528	$84,313	5.3%
Due after one year through five years	532,097	529,804	33.4%
Due after five years through ten years	121,068	119,968	7.6%
Due after ten years	136,603	136,589	8.6%
	874,296	870,674	54.9%
Commercial mortgage-backed securities	172,792	171,479	10.8%
Residential mortgage-backed securities	332,121	329,470	20.8%
Asset-backed securities	214,652	213,594	13.5%
Total	$1,593,861	$1,585,217	100.0%

As of December 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$113,224	$113,298	8.3%
Due after one year through five years	391,104	395,094	28.8%
Due after five years through ten years	119,589	120,687	8.8%
Due after ten years	83,547	83,040	6.1%
	707,464	712,119	52.0%
Commercial mortgage-backed securities	170,496	171,322	12.5%
Residential mortgage-backed securities	317,905	318,561	23.2%
Asset-backed securities	168,363	169,004	12.3%
Total	$1,364,228	$1,371,006	100.0%
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
The fair value of our restricted assets were as follows:

	June 30, 2026	December 31, 2025
	($ in thousands)
Restricted investments	$966,910	$838,840
Restricted cash and cash equivalents	23,073	40,225
Total restricted assets	$989,983	$879,065

In March 2026, the Company’s subsidiary, BICI, became a member of the FHLB Chicago, which provides access to collateralized borrowings through advances. In connection with its membership, BICI purchased FHLB Chicago capital stock. The stock is restricted as it can only be sold back to the FHLB Chicago or another member at its par value of $100 per share. As of June 30, 2026, BICI held $0.5 million of FHLB Chicago capital stock, carried at cost and evaluated for impairment periodically, which is included in other assets on the Condensed Consolidated Balance Sheet.
As of June 30, 2026, BICI has not pledged any eligible collateral and, accordingly, had no available borrowing capacity under the FHLB Chicago advances program.
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
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$125,951	9.6%	$83,441	9.7%
IBNR	1,192,693	90.4%	781,103	90.3%
Total reserves	$1,318,644	100.0%	$864,544	100.0%

	As of December 31, 2025
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$115,954	10.3%	$74,698	10.0%
IBNR	1,013,982	89.7%	673,541	90.0%
Total reserves	$1,129,936	100.0%	$748,239	100.0%
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
The table below quantifies the impact of potential reserve deviations from our carried reserve as of June 30, 2026 and December 31, 2025. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses by underwriting division below. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact as of June 30, 2026
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$581,268	$624,863	$(43,595)	$(34,440)	$537,673	$43,595	$34,440
Professional Liability	165,057	177,436	(12,379)	(9,780)	152,678	12,379	9,780
Healthcare Liability	106,035	113,988	(7,953)	(6,283)	98,082	7,953	6,283
Baleen Specialty	12,184	13,098	(914)	(722)	11,270	914	722

	Potential Impact as of December 31, 2025
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$484,673	$521,024	$(36,351)	$(28,717)	$448,323	$36,351	$28,717
Professional Liability	161,059	173,138	(12,079)	(9,543)	148,980	12,079	9,543
Healthcare Liability	97,612	104,933	(7,321)	(5,784)	90,291	7,321	5,784
Baleen Specialty	4,895	5,262	(367)	(290)	4,528	367	290
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
As of June 30, 2026, we have an allowance for credit losses of $0.3 million for our reinsurance recoverable balance.
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

Deferred income taxes
We record deferred income taxes as assets or liabilities on our condensed consolidated balance sheets to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates in effect for the years in which such differences are expected to reverse. Our deferred tax assets result from temporary differences primarily attributable to unearned premium reserves, loss reserves, deferred policy acquisition costs, stock-based compensation, and unrealized gains or losses on investments. Our deferred tax liabilities result primarily from deferred policy acquisition costs. We review the need for a valuation allowance related to our deferred tax assets each quarter. We reduce our deferred tax assets by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The assessment of whether or not a valuation allowance is needed requires us to use significant judgment. See Note 13, “Income Taxes” in our condensed consolidated financial statements for further discussion regarding our deferred tax assets and liabilities.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct effect on the market valuation of our fixed maturity securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. Changes in interest rates will have an immediate effect on comprehensive income and mezzanine equity and stockholders’ equity, but will not ordinarily have an immediate effect on net income. We manage this interest rate risk by investing in securities with varied maturity dates.
We had fixed maturity securities and cash and cash equivalents with a fair values of $1,625.5 million and $1,496.9 million as of June 30, 2026 and December 31, 2025, respectively, that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities, and cash and cash equivalents to selected hypothetical changes in interest rates as of June 30, 2026 and December 31, 2025.

	As of June 30, 2026			As of December 31, 2025
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands, except percentages)
200 basis point increase	$1,520,938	$(104,517)	(6.4)%	$1,407,522	$(89,364)	(6.0)%
100 basis point increase	1,571,977	(53,477)	(3.3)%	1,451,381	(45,505)	(3.0)%
No change	1,625,455	—	—%	1,496,886	—	—%
100 basis point decrease	1,679,257	53,803	3.3%	1,540,745	43,859	2.9%
200 basis point decrease	1,731,109	105,655	6.5%	1,582,059	85,173	5.7%

Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our investment policy is designed to primarily invest in debt instruments of high credit quality issuers and to manage the amount of credit exposure with limits on particular ratings categories, limits for any one issuer and limits for sectors and regions. We monitor our investment portfolio to help ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of June 30, 2026, our investment portfolio has an average rating by at least one nationally recognized rating organization of “ AA-,” with approximately 89.8% rated “A” or better. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.
In addition, we are subject to credit risk as we cede a portion of our risks to reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. As of June 30, 2026, 100% of our reinsurance recoverables were either derived from reinsurers rated “A” (Excellent) by A.M. Best, or better.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
On August 3, 2026, BOW entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AmFam, Inc., a Wisconsin corporation (“American Family”), Superior Trident Inc., a Delaware corporation and a direct wholly-owned subsidiary of American Family (“Merger Sub”), and certain other affiliates of American Family and Merger Sub, solely for the purpose of certain provisions, pursuant to which, at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge with and into BOW, with BOW surviving as a wholly-owned subsidiary of American Family (the “Merger”).
Risks Relating to the Proposed Merger
The completion of the Merger is subject to a number of conditions, including stockholder approval, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all.
The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including: (a) the approval of the Merger Agreement and the Merger by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon at the Bowhead special stockholder meeting; (b) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon at such Bowhead special stockholder meeting, but excluding any outstanding shares of our common stock held by American Family or any of its affiliates or by certain recused directors of BOW; (c) the receipt of requisite regulatory approvals or clearances, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and approvals from insurance regulators in Wisconsin and Texas; (d) the absence of governmental restraints or prohibitions preventing the consummation of the Merger; and (e) the absence of a “Company Material Adverse Effect” or “Burdensome Condition”, as each is defined in the Merger Agreement. In addition, the obligation of each party to complete the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and compliance in all material respects by each party with its obligations, covenants and agreements under the Merger Agreement.
There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived on a timely basis or at all. In addition, no assurance can be given as to the terms, conditions and timing of any approvals or clearances. Any delay or noncompletion of the Merger would cause Bowhead stockholders not to receive on a timely basis, or at all, the Merger consideration. If the conditions to the completion of the Merger are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all.
While the Merger is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations or financial condition.
The Merger will happen only if the stated conditions are satisfied or waived, including, among others, the approval of the Merger Agreement and the Merger by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon at the Bowhead special stockholder meeting and the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon at such Bowhead special stockholder meeting, but excluding any outstanding shares of our common stock held by American Family or any of its affiliates or by certain recused directors of BOW.

Many of the conditions are outside our control, and both we and American Family have certain rights to terminate the Merger Agreement. Uncertainty regarding the outcome of the Merger or our prospects could disrupt our business relationships with our insureds, broker partners and other strategic or business partners, who may attempt to negotiate changes to existing business relationships, consider entering into business relationships with parties other than us or seek to delay or defer entering into contracts or other commercial arrangements with us, which could have a material adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is ultimately completed. Such uncertainty could also adversely affect our ability to recruit and retain key personnel and other employees.
The Merger Agreement contains pre-closing covenants that requires us and our subsidiaries to conduct our business in the ordinary course of business consistent with past practice in all material respects, and restricts what we and our subsidiaries can do prior to completion of the Merger, including, during the pendency of the Merger, our ability to pursue strategic transactions, undertake certain significant financing transactions and other actions, even if such actions would prove beneficial and may cause us to forgo certain opportunities we might otherwise pursue.
We have expended, and continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations.
Litigation filed in connection with the Merger could prevent or delay the consummation of the mergers or result in the payment of damages following completion of the Merger.
Lawsuits in connection with the Merger may be filed against us, American Family, or Merger Sub and their respective affiliates, directors and officers, which could prevent or delay the consummation of the Merger, divert management’s attention and resources, and result in additional costs to us. The ultimate resolution of any lawsuits is uncertain, and an adverse ruling in any such lawsuit may cause the Merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the Merger.
Failure to complete the Merger could adversely affect us, including in the event we are required to pay the termination fee.
We or American Family may terminate the Merger Agreement under specified circumstances and the Merger Agreement provides for the payment by us to American Family of a termination fee of $[●] under specified circumstances. If we are required to pay the termination fee, we may be required to use available cash that would have otherwise been available for general corporate purposes or other uses, which may materially and adversely affect our business, results of operations and financial condition.
If the Merger is not completed, our ongoing business may be adversely affected and will be subject to certain risks, including, among others, the following:
•the market price of our common stock (which may reflect a market assumption that the Merger will be completed) may decline, or we may experience other negative reactions from the financial markets;
•we will have incurred, and will continue to incur, significant expenses for professional services and other transaction costs in connection with the Merger for which we will have received little or no benefit if the Merger is not completed;
•we may experience negative reactions from our insured, broker partners, regulators and employees;
•failure to complete the Merger may result in negative publicity or result in a negative impression of us in the industry and with our insureds and other stakeholders; and
•matters relating to the Merger require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in “Risk Factors” in Bowhead’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, subsequent Quarterly Reports on Form 10-Q and other filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

BOWHEAD SPECIALTY HOLDINGS INC.

Date: August 3, 2026	By:	/s/ Stephen Sills
	Name:	Stephen Sills
	Title:	Chief Executive Officer and President

Date: August 3, 2026	By:	/s/ Brad Mulcahey
	Name:	Brad Mulcahey
	Title:	Chief Financial Officer and Treasurer