Form 10-Q
period 2026-09-30
Bowhead Specialty Holdings Inc.
filed 2026-11-03
CIK 2002473

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
Number of shares of the registrant’s common stock outstanding at October 29, 2026: 32,945,158

Bowhead Specialty Holdings Inc.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

Bowhead Specialty Holdings Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025
	($ in thousands, except share data)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost of $1,678,981 and $1,364,228, respectively)	$1,622,891	$1,371,006
Total investments	1,622,891	1,371,006

Cash and cash equivalents	232,221	193,545
Restricted cash and cash equivalents	40,391	40,225
Accrued investment income	13,597	10,958
Premium balances receivable	73,571	84,415
Reinsurance recoverable, net	525,137	399,676
Prepaid reinsurance premiums	242,355	191,821
Deferred policy acquisition costs	43,802	35,284
Property and equipment, net	12,428	10,636
Income taxes receivable	4,092	3,073
Deferred tax assets, net	42,819	22,476
Other assets	8,785	8,261
Total assets	$2,862,089	$2,371,376

Liabilities
Reserve for losses and loss adjustment expenses	$1,432,352	$1,129,936
Unearned premiums	642,972	552,594
Reinsurance balances payable	143,184	65,778
Debt	146,731	146,447
Income taxes payable	311	314
Accrued expenses	24,939	19,047
Other liabilities	18,578	7,986
Total liabilities	2,409,067	1,922,102

Commitments and contingencies (Note 14)

Mezzanine equity
Performance stock units	1,901	1,008

Stockholders' equity
Common stock	329	328
($0.01 par value; 400,000,000 shares authorized, 32,945,158 and 32,783,451 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively)
Additional paid-in capital	333,319	325,889
Accumulated other comprehensive (loss) income	(44,312)	5,354
Retained earnings	161,785	116,695
Total stockholders' equity	451,121	448,266
Total mezzanine equity and stockholders' equity	453,022	449,274

Total liabilities, mezzanine equity and stockholders' equity	$2,862,089	$2,371,376

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Income and Comprehensive (Loss) Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands, except share and per share data)
Revenues
Gross written premiums	$256,429	$231,515	$771,064	$638,724
Ceded written premiums	(106,554)	(82,492)	(299,823)	(224,079)
Net written premiums	149,875	149,023	471,241	414,645
Change in net unearned premiums	357	(20,616)	(40,248)	(57,285)
Net earned premiums	150,232	128,407	430,993	357,360

Net investment income	20,561	15,038	57,408	41,274
Net realized investment losses	(15)	(15)	(47)	(30)
Other insurance-related income	988	502	2,962	1,307
Total revenues	171,766	143,932	491,316	399,911

Expenses
Net losses and loss adjustment expenses	101,048	84,608	289,475	236,935
Net acquisition costs	16,991	12,512	46,704	33,346
Operating expenses	26,963	25,837	79,149	75,623
Non-operating expenses	6,856	783	6,856	1,330
Warrant expense	792	792	2,350	2,350
Interest expense and financing fees	3,204	262	9,633	770
Foreign exchange losses	2	32	9	64
Total expenses	155,856	124,826	434,176	350,418

Income before income taxes	15,910	19,106	57,140	49,493

Income tax expense	(2,968)	(3,930)	(12,050)	(10,550)

Net income	$12,942	$15,176	$45,090	$38,943

Other comprehensive (loss) income
Change in unrealized (loss) gain on investments (net of income tax benefit (expense) of $9,964, $(1,407), $13,202, $(4,226), respectively	(37,484)	5,291	(49,666)	15,897
Total comprehensive (loss) income	$(24,542)	$20,467	$(4,576)	$54,840

Earnings per share:
Basic	$0.39	$0.46	$1.37	$1.19
Diluted	$0.38	$0.45	$1.33	$1.15

Weighted average shares outstanding:
Basic	32,944,249	32,782,300	32,880,107	32,722,642
Diluted	34,256,556	33,650,923	33,848,818	33,807,105
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
(In thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2025	32,783,451	$328	$1,008	$325,889	$5,354	$116,695	$449,274
Net income	—	—	—	—	—	16,010	16,010
Other comprehensive loss, net of tax	—	—	—	—	(8,472)	—	(8,472)
Stock-based compensation expense	—	—	250	2,112	—	—	2,362
Issuance of common stock under stock-based compensation plan	86,275	1	—	—	—	—	1
Common stock withheld for taxes	(31,691)	(1)	—	(789)	—	—	(790)
Warrant expense	—	—	—	775	—	—	775
Balance, March 31, 2026	32,838,035	$328	$1,258	$327,987	$(3,118)	$132,705	$459,160
Net income	—	—	—	—	—	16,138	16,138
Other comprehensive loss, net of tax	—	—	—	—	(3,710)	—	(3,710)
Stock-based compensation expense	—	—	320	2,600	—	—	2,920
Issuance of common stock under stock-based compensation plan	152,761	2	—	—	—	—	2
Common stock withheld for taxes	(47,791)	(1)	—	(1,353)	—	—	(1,354)
Warrant expense	—	—	—	783	—	—	783
Balance, June 30, 2026	32,943,005	$329	$1,578	$330,017	$(6,828)	$148,843	$473,939
Net income	—	—	—	—	—	12,942	12,942
Other comprehensive loss, net of tax	—	—	—	—	(37,484)	—	(37,484)
Stock-based compensation expense	—	—	323	2,540	—	—	2,863
Issuance of common stock under stock-based compensation plan	3,080	—	—	—	—	—	—
Common stock withheld for taxes	(927)	—	—	(30)	—	—	(30)
Warrant expense	—	—	—	792	—	—	792
Balance, September 30, 2026	32,945,158	$329	$1,901	$333,319	$(44,312)	$161,785	$453,022

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity (Unaudited)

	Common Stock		Mezzanine Equity	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Mezzanine Equity and Stockholders' Equity
($ in thousands, except shares)	Number of Shares	Amount
Balance, December 31, 2024	32,662,683	$327	$265	$318,095	$(11,154)	$62,909	$370,442
Net income	—	—	—	—	—	11,425	11,425
Other comprehensive income, net of tax	—	—	—	—	7,418	—	7,418
Stock-based compensation expense	—	—	144	1,159	—	—	1,303
Warrant expense	—	—	—	775	—	—	775
Balance, March 31, 2025	32,662,683	$327	$409	$320,029	$(3,736)	$74,334	$391,363
Net income	—	—	—	—	—	12,342	12,342
Other comprehensive income, net of tax	—	—	—	—	3,188	—	3,188
Stock-based compensation expense	—	—	198	1,752	—	—	1,950
Issuance of common stock under 2024 Plan	167,414	1	—	—	—	—	1
Common stock withheld for taxes	(48,532)	—	—	(1,815)	—	—	(1,815)
Warrant expense	—	—	—	783	—	—	783
Balance, June 30, 2025	32,781,565	$328	$607	$320,749	$(548)	$86,676	$407,812
Net income	—	—	—	—	—	15,176	15,176
Other comprehensive income, net of tax	—	—	—	—	5,291	—	5,291
Stock-based compensation expense	—	—	201	1,783	—	—	1,984
Issuance of common stock under 2024 Plan	1,981	—	—	—	—	—	—
Common stock withheld for taxes	(572)	—	—	(18)	—	—	(18)
Warrant expense	—	—	—	792	—	—	792
Balance, September 30, 2025	32,782,974	$328	$808	$323,306	$4,743	$101,852	$431,037

See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	($ in thousands)
Cash flows from operating activities:
Net income	$45,090	$38,943
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	47	30
Amortization of premium/discounts on fixed maturity securities	(521)	(923)
Stock‐based compensation	8,147	3,406
Depreciation and amortization	2,114	1,219
Non-cash amortization of deferred issuance costs	284	—
Non-cash lease expense	963	914
Deferred income taxes	(7,141)	(2,980)
Warrant expense	2,350	2,350
Net changes in operating assets and liabilities:
Accrued investment income	(2,639)	(1,373)
Premium balances receivable	10,844	(2,432)
Reinsurance recoverable	(125,461)	(105,805)
Prepaid reinsurance premiums	(50,534)	(31,993)
Deferred policy acquisition costs	(8,518)	(5,845)
Income taxes receivable	(1,019)	(2,759)
Other assets	(1,488)	(989)
Reserve for losses and loss expenses	302,416	278,312
Unearned premiums	90,378	89,258
Reinsurance balances payable	77,406	16,023
Accrued expenses	5,892	(3,626)
Income taxes payable	(3)	(1,435)
Other liabilities	3,299	1,143
Net cash provided by operating activities	351,906	271,438
Net cash used in investing activities
Purchases of:
Fixed maturity securities	(497,215)	(530,056)
Short-term investments	(4,954)	—
Proceeds from the sale and maturity of:
Fixed maturity securities	190,183	281,393
Short-term investments	5,000	10,000
Purchase of property and equipment, net	(3,906)	(4,057)
Net cash used in investing activities	(310,892)	(242,720)
Net cash used in financing activities
Taxes paid on withholding	(2,172)	—
Net cash used in financing activities	(2,172)	—
Net change in cash, cash equivalents and restricted cash	38,842	28,718
Cash, cash equivalents and restricted cash, beginning of period	233,770	222,058
Cash, cash equivalents and restricted cash, end of period	$272,612	$250,776
Reconciliation of restricted cash
Cash and cash equivalents	$232,221	$197,855
Restricted cash and cash equivalents	40,391	52,921
Total cash and cash equivalents and restricted cash	$272,612	$250,776
See accompanying Notes to the Condensed Consolidated Financial Statements.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
N
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
BSUI is party to three Managing General Agency Agreements (“MGA Agreements”) with Homesite Insurance Company, Homesite Insurance Company of Florida, and Midvale Indemnity Company (together the “AmFam Issuing Carriers”), each of which is a wholly-owned subsidiary of American Family Mutual Insurance Company, S.I., (“AFMIC” and together with its wholly-owned subsidiaries, “AmFam”). AmFam beneficially owns approximately 14.3% of BSHI’s issued and outstanding common stock as of September 30, 2026. BSUI is also party to third-party broker agreements, allowing the direct payment of premiums from such brokers to BSUI. Through these MGA agreements, BSUI writes premium and provides claim handling services on behalf of the AmFam Issuing Carriers, and BICI assumes 100% of the premium, net of any inuring third-party reinsurance, through a Quota Share Agreement with AFMIC (the “AmFam Quota Share Agreement”). AmFam receives a ceding fee on net premiums assumed by BICI (“Ceding Fee”). BICI is also party to an Insurance Trust Agreement pursuant to which BICI provides collateral to support the obligations of the AmFam Quota Share Agreement.
The Company is organized as a single operating and reportable segment through which it offers a variety of specialty insurance products to a number of markets.
Pending Merger
On August 2, 2026, the Company, AFMIC, and Trident Superior Inc., a Delaware corporation and a wholly-owned direct subsidiary of AFMIC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into the Company, with the Company surviving as a direct wholly-owned subsidiary of AFMIC (the “Merger”).
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company, par value $0.01 per share (the “Common Stock”), issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $34.00 per share in cash, without interest and less any amounts that are required to be deducted or withheld under applicable law (the “Merger Consideration”). Shares of Common Stock owned by the Company, AFMIC, Merger Sub or any other subsidiary of AFMIC will not be converted into the Merger Consideration, nor will shares of Common Stock held by stockholders who have properly demanded and not withdrawn their appraisal rights under Delaware law.
For a description of the treatment of Company’s equity awards and warrants under the Merger Agreement, see Bowhead’s definitive proxy statement filed with the Securities and Exchange Commission (“SEC”) on October 14, 2026.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others, (a) the adoption of the Merger Agreement, the Merger, and the other transactions contemplated thereby by the affirmative vote of (i) the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote thereon and (ii) the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote thereon held by stockholders other than AFMIC and its subsidiaries and the Recused Directors (as defined in the Merger Agreement), in each case at a special meeting of the Company’s stockholders (collectively, the “Company Required Vote”), (b) the absence of any law or governmental order (whether temporary, preliminary or permanent) that is in effect and prevents or prohibits consummation of the Merger, (c) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the receipt of required regulatory approvals from insurance regulators in Wisconsin and Texas, (d) the performance in all material respects by each party of its obligations, covenants and agreements under the Merger Agreement and (e) the accuracy of the representations and warranties of each party (subject to certain materiality qualifiers). AFMIC’s and Merger Sub’s obligations are also conditioned upon the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) and the absence of a Burdensome Condition (as defined in the Merger Agreement). The receipt of financing by AFMIC is not a condition precedent to the completion of the Merger.
The special meeting of the Company’s stockholders in connection with the Merger is scheduled for November 13, 2026.
Transaction-related expenses associated with the pending Merger are included in non-operating expenses in the Consolidated Statements of Income and Comprehensive (Loss) Income.
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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
The Company has not adopted any new accounting standards during the three and nine months ended September 30, 2026.
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
2.Investments
The following table summarizes the amortized cost and fair value of the Company’s fixed maturity securities, all of which are classified as available for sale:

		Gross Unrealized
As of September 30, 2026	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$47,766	$12	$(319)	$47,459
State and municipal	213,856	28	(11,137)	202,747
Commercial mortgage-backed securities	171,143	49	(5,835)	165,357
Residential mortgage-backed securities	325,799	141	(14,235)	311,705
Asset-backed securities	225,703	53	(4,578)	221,178
Corporate	694,714	10	(20,279)	674,445
Total	$1,678,981	$293	$(56,383)	$1,622,891

		Gross Unrealized
As of December 31, 2025	Amortized Cost	Gains	Losses	Fair Value
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$80,184	$184	$—	$80,368
State and municipal	131,607	713	(3,042)	129,278
Commercial mortgage-backed securities	170,496	1,688	(862)	171,322
Residential mortgage-backed securities	317,905	4,071	(3,415)	318,561
Asset-backed securities	168,363	931	(290)	169,004
Corporate	495,673	7,510	(710)	502,473
Total	$1,364,228	$15,097	(8,319)	$1,371,006

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
a)Contractual Maturity of Fixed Maturity Securities
The amortized cost and fair value of fixed maturity securities at September 30, 2026 and December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations.

As of September 30, 2026	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$94,903	$94,565
Due after one year through five years	525,991	513,045
Due after five years through ten years	129,262	120,994
Due after ten years	206,180	196,047
	956,336	924,651
Commercial mortgage-backed securities	171,143	165,357
Residential mortgage-backed securities	325,799	311,705
Asset-backed securities	225,703	221,178
Total	$1,678,981	$1,622,891

As of December 31, 2025	Amortized Cost	Fair Value
	($ in thousands)
Fixed maturity securities
Due in one year or less	$113,224	$113,298
Due after one year through five years	391,104	395,094
Due after five years through ten years	119,589	120,687
Due after ten years	83,547	83,040
	707,464	712,119
Commercial mortgage-backed securities	170,496	171,322
Residential mortgage-backed securities	317,905	318,561
Asset-backed securities	168,363	169,004
Total	$1,364,228	$1,371,006

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
b)Net Investment Income
The components of net investment income were derived from the following sources:

	Three Months Ended September 30,
	2026	2025
	($ in thousands)
U.S. government and government agency	$455	$1,562
State and municipal	2,011	1,058
Commercial mortgage-backed securities	2,131	1,417
Residential mortgage-backed securities	4,183	3,489
Asset-backed securities	2,809	1,673
Corporate	7,785	4,716
Cash and cash equivalents	1,582	1,421
Gross investment income	20,956	15,336
Investment expenses	(395)	(298)
Net investment income	$20,561	$15,038

	Nine Months Ended September 30,
	2026	2025
	($ in thousands)
U.S. government and government agency	$1,836	$5,040
State and municipal	5,112	2,621
Commercial mortgage-backed securities	6,362	3,864
Residential mortgage-backed securities	12,764	9,157
Asset-backed securities	7,201	4,725
Corporate	20,750	12,212
Short-term investments	46	214
Cash and cash equivalents	4,472	4,280
Gross investment income	58,543	42,113
Investment expenses	(1,135)	(839)
Net investment income	$57,408	$41,274
c)Net Realized Investment Losses
There were $14.6 thousand and $46.6 thousand of net realized investment losses for the three and nine months ended September 30, 2026, respectively, and $15.0 thousand and $30.2 thousand of net realized investment losses for the same periods ended September 30, 2025 from the sale of investments.
d)Restricted Assets
The Company is required to maintain assets as collateral in trust accounts to support the obligations of the AmFam Quota Share Agreement. The assets held in trust include fixed maturity securities and restricted cash and cash equivalents. The Company is entitled to interest income earned on these restricted assets, which is included in net investment income in the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the value of the Company’s restricted assets disclosed in the Condensed Consolidated Balance Sheets:

As of	September 30, 2026	December 31, 2025
	($ in thousands)
U.S. government and government agency	$25,007	$60,237
State and municipal	140,502	73,453
Commercial mortgage-backed securities	124,975	100,934
Residential mortgage-backed securities	214,872	204,459
Asset-backed securities	148,309	95,908
Corporate	439,225	303,849
Restricted fixed maturity securities	1,092,890	838,840
Restricted cash and cash equivalents	40,391	40,225
Restricted assets	$1,133,281	$879,065
e)Gross Unrealized Losses
The following table summarizes available for sale securities in an unrealized loss position, the fair value and gross unrealized loss by length of time the security has been in a continual unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
As of September 30, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$42,454	$(319)	$—	$—	$42,454	$(319)
State and municipal	159,338	(7,046)	38,232	(4,091)	197,570	(11,137)
Commercial mortgage-backed securities	127,095	(5,056)	6,425	(779)	133,520	(5,835)
Residential mortgage-backed securities	277,611	(9,818)	22,385	(4,417)	299,996	(14,235)
Asset-backed securities	177,666	(4,312)	4,314	(266)	181,980	(4,578)
Corporate	644,054	(19,615)	14,661	(664)	658,715	(20,279)
Total	$1,428,218	$(46,166)	$86,017	$(10,217)	$1,514,235	$(56,383)

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Less than 12 Months		12 Months or Greater		Total
As of December 31, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$—	$—	$—	$—	$—	$—
State and municipal	21,959	(122)	43,392	(2,920)	65,351	(3,042)
Commercial mortgage-backed securities	63,162	(312)	7,055	(550)	70,217	(862)
Residential mortgage-backed securities	40,180	(164)	29,284	(3,251)	69,464	(3,415)
Asset-backed securities	26,304	(168)	5,627	(122)	31,931	(290)
Corporate	46,922	(119)	23,323	(591)	70,245	(710)
Total	$198,527	$(885)	$108,681	$(7,434)	$307,208	$(8,319)
All of the securities in an unrealized loss position are rated investment grade. For fixed maturity securities that management does not intend to sell or are required to sell, there is no portion of the decline in value that is considered to be due to credit factors that would be recognized in earnings. Declines in value are considered to be due to non-credit factors and are recognized in Other Comprehensive (Loss) Income.
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
The fair values of short-term investments approximate their carrying values due to their short-term maturity.
The following table presents the Company’s investments measured at fair value by level:

As of September 30, 2026	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$30,008	$17,451	$—	$47,459
State and municipal	—	202,747	—	202,747
Commercial mortgage-backed securities	—	165,357	—	165,357
Residential mortgage-backed securities	—	311,705	—	311,705
Asset-backed securities	—	221,178	—	221,178
Corporate	—	674,445	—	674,445
Total investments	$30,008	$1,592,883	$—	$1,622,891

As of December 31, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Fixed maturity securities
U.S. government and government agency	$80,368	$—	$—	$80,368
State and municipal	—	129,278	—	129,278
Commercial mortgage-backed securities	—	171,322	—	171,322
Residential mortgage-backed securities	—	318,561	—	318,561
Asset-backed securities	—	169,004	—	169,004
Corporate	—	502,473	—	502,473
Total investments	$80,368	$1,290,638	$—	$1,371,006

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4.Deferred Policy Acquisition Costs
Acquisition costs deferred and amortized to net income for the nine months ended September 30, 2026 and 2025 are summarized as follows:

As of September 30,	2026	2025
	($ in thousands)
Deferred policy acquisition costs, beginning of year	$35,284	$27,625

Additions to deferred balance:
Broker commission	115,671	90,822
Ceding fee	16,963	10,970
Others	12,503	2,888
Ceding commission	(89,915)	(65,489)
Total net additions	55,222	39,191

Amortization of net policy acquisition costs	(46,704)	(33,346)

Deferred policy acquisition costs, end of period	$43,802	$33,470

Nine Months Ended September 30,	2026	2025
	($ in thousands)
Net policy acquisition costs
Broker commission	99,420	77,093
Ceding fee	14,554	9,341
Others	6,177	2,691
Ceding commission	(73,447)	(55,779)
Amortization of net policy acquisition costs	$46,704	$33,346

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.Reserve for Losses and Loss Adjustment Expenses
The table below provides a reconciliation of the beginning and ending reserve balances for the nine months ended September 30, 2026 and September 30, 2025:

	September 30, 2026	September 30, 2025
	($ in thousands)
Gross reserves for losses and loss adjustment expenses, beginning of year	$1,129,936	$756,859
Reinsurance recoverable on unpaid losses, beginning of year	381,697	246,915
Net reserves for unpaid losses and loss adjustment expenses, beginning of year	$748,239	$509,944

Net incurred losses and loss adjustment expenses related to:
Current accident year	287,831	234,926
Prior accident years	1,644	2,009
	289,475	236,935
Net paid losses and loss adjustment expenses related to:
Current accident year	3,554	2,663
Prior accident years	100,672	56,838
	104,226	59,501

Net reserves for unpaid losses and loss adjustment expenses, end of period	$933,488	$687,378
Reinsurance recoverable on unpaid losses, end of period	498,864	347,793
Gross reserves for losses and loss adjustment expenses, end of period	$1,432,352	$1,035,171
During the nine months ended September 30, 2026 and 2025, there were $1.6 million and $2.0 million of prior accident year losses, respectively. The development in our prior accident year losses were driven by expected loss ratios applied to net additional premiums that were billed and earned in the period, but associated with policies from prior accident years. These amounts were not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
6.Premiums and Reinsurance Related Information
The following table summarizes the effects of reinsurance on the Company’s written and earned premiums and losses and loss adjustment expenses:

Three Months Ended September 30, 2026	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$256,429	$241,724	$160,352
Ceded	(106,554)	(91,492)	(59,304)
Net	$149,875	$150,232	$101,048

Three Months Ended September 30, 2025	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$231,515	$197,785	$128,807
Ceded	(82,492)	(69,378)	(44,199)
Net	$149,023	$128,407	$84,608

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2026	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$771,064	$680,686	$451,148
Ceded	(299,823)	(249,693)	(161,673)
Net	$471,241	$430,993	$289,475

Nine Months Ended September 30, 2025	Written Premiums	Earned Premiums	Losses and Loss Adjustment Expenses
	($ in thousands)
Assumed	$638,724	$549,446	$360,072
Ceded	(224,079)	(192,086)	(123,137)
Net	$414,645	$357,360	$236,935
All assumed amounts are assumed through the AmFam Quota Share Agreement as described in Note 12.
For the three months ended September 30, 2026 and 2025, Bowhead ceded $10.1 million and $9.3 million of written premium, $9.5 million and $7.9 million of earned premium and $6.1 million and $4.6 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
For the nine months ended September 30, 2026 and 2025, Bowhead ceded $30.0 million and $25.6 million of written premium, $27.0 million and $21.9 million of earned premium and $17.4 million and $13.8 million of losses and loss adjustment expenses to a subsidiary of AmFam, respectively.
The following table summarizes reinsurance recoverable on paid and unpaid losses and loss adjustment expenses:

As of	September 30, 2026	December 31, 2025
	($ in thousands)
Reinsurance recoverable on unpaid losses and loss adjustment expenses	$498,864	$381,697
Reinsurance recoverable on paid losses and loss adjustment expenses	26,571	18,202
Allowance for credit losses	(298)	(223)
Reinsurance recoverable, net	$525,137	$399,676
The following table summarizes the Company’s top five reinsurers, their A.M. Best financial strength rating and percent of total reinsurance recoverable as of September 30, 2026 and December 31, 2025:

Reinsurer	A.M. Best Rating	September 30, 2026	December 31, 2025
Renaissance Reinsurance U.S. Inc	A+	29.7%	30.1%
Endurance Assurance Corporation	A+	23.4%	23.5%
Markel Global Reinsurance Company	A	15.9%	18.4%
American Family Connect Property and Casualty Insurance Company	A	9.9%	9.1%
Ascot Bermuda Limited	A	5.6%	7.1%
All other reinsurers	At least A	15.5%	11.8%
Total		100.0%	100.0%
As of September 30, 2026 and December 31, 2025, $52.2 million and $36.5 million, respectively, of the Company’s reinsurance recoverable balance is with a subsidiary of AmFam.

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
As of September 30, 2026, the Senior Notes had a carrying value of $146.7 million, net of $3.3 million of unamortized debt issuance costs. The Company was in compliance with all covenants contained in the indenture governing the Senior Notes at such date. The Company recognized interest expense of $3.1 million and nil for the three months ended September 30, 2026 and 2025, respectively, and $9.3 million and nil for the nine months ended September 30, 2026 and 2025, respectively.
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
The Company had unamortized deferred financing fees related to the 2024 Facility of nil as of September 30, 2026. The Company recognized amortization expenses for deferred financing fees of nil and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and nil and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively.
2025 Facility
On November 26, 2025, the Company entered into a new Credit Agreement (the “2025 Credit Agreement”) with PNC Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2025 Credit Agreement provides for a senior secured revolving credit facility (the “2025 Facility”) in the aggregate principal amount of $35 million, which includes a $5 million sub-facility for letters of credit, and an accordion feature permitting the Company to request a one-time increase in total commitments of up to $15 million, subject to lender participation. All obligations under the 2025 Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates were (i) unconditionally guaranteed by certain of the Company’s subsidiaries and (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiaries guarantors’ assets. The 2025 Credit Agreement contains certain customary covenants, including financial maintenance covenants. As of September 30, 2026, the Company was in compliance with all of the 2025 Facility’s covenants. The 2025 Facility matures on the earlier of November 26, 2027, or 91 days prior to the earliest date any MGA Agreement will terminate where no MGA Agreement replacement is found.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Interest on the 2025 Facility is based on a floating rate indexed to either (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus an applicable rate, (ii) the greater of (a) the prime rate, (b) the Federal Reserve Bank of New York rate plus 0.5% per annum and (c) the adjusted term SOFR rate for a one-month interest period plus 1% per annum, plus an applicable rate, or (iii) the adjusted daily simple SOFR plus an applicable rate. As of September 30, 2026, the Company did not have any borrowings outstanding under the 2025 Facility.
The Company had unamortized deferred financing fees related to the 2025 Facility of $0.3 million as of September 30, 2026. The Company recognized amortization expenses for deferred financing fees of $0.1 million and nil for the three months ended September 30, 2026 and 2025, respectively, and $0.3 million and nil for the nine months ended September 30, 2026 and 2025, respectively.
8.Federal Home Loan Bank
In March 2026, the Company’s subsidiary, BICI, became a member of the Federal Home Loan Bank of Chicago (“FHLB Chicago”), which provides access to collateralized borrowings through advances. In connection with its membership, BICI purchased FHLB Chicago capital stock. The stock is restricted as it can only be sold back to the FHLB Chicago or another member at its par value of $100 per share. As of September 30, 2026, BICI held $0.5 million of FHLB Chicago capital stock, carried at cost and evaluated for impairment periodically, which is included in other assets on the Condensed Consolidated Balance Sheet.
As of September 30, 2026, BICI has not pledged any eligible collateral and, accordingly, had no available borrowing capacity under the FHLB Chicago advances program.
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
The Board approved the grant of RSUs to the Company’s employees and certain Board directors, and Performance Stock Units (“PSUs”) to its Chief Executive Officer (“CEO”). As of September 30, 2026, 1,690,353 shares of common stock were granted and unvested under the 2024 Plan.

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
The following table provides a summary of RSU activities during the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2025	1,027,728	$23.62
Granted	657,721	24.58
Vested	(242,116)	23.70
Forfeited	(38,483)	24.47
Granted and unvested at September 30, 2026	1,404,850	$24.03
The Company recognizes the compensation cost for the RSUs on a straight-line basis over the awards’ vesting period.
The Company recognized compensation costs associated with the RSUs of $2.5 million and $7.3 million for the three and nine months ended September 30, 2026, compared to $1.8 million and $4.7 million for the same periods in 2025.
As of September 30, 2026, total unrecognized compensation cost for the RSUs was $26.3 million and the weighted average period over which the cost is expected to be recognized is approximately 2.6 years.
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

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a summary of PSU activity during the nine months ended September 30, 2026:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Granted and unvested at December 31, 2025	196,937	$12.11
Granted	88,566	16.56
Vested	—	—
Forfeited	—	—
Granted and unvested at September 30, 2026	285,503	$13.49
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
The Company recognized compensation costs associated with the PSUs of $0.3 million and $0.9 million for the three and nine months ended September 30, 2026, compared to $0.2 million and $0.5 million for the same periods in 2025.
As of September 30, 2026, total unrecognized compensation cost for the PSUs was $2.0 million and the weighted average period over which the cost is expected to be recognized is approximately 1.4 years.
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
As of September 30, 2026, 668,288 Warrants have vested, but none have been exercised.

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
The Company recognized compensation costs associated with the Warrants of $0.8 million and $2.4 million for the three and nine months ended September 30, 2026, compared to $0.8 million and $2.4 million for the same periods in 2025. As of September 30, 2026, total unrecognized compensation cost for the Warrants were $8.3 million.
11.Earnings Per Share
The following table provides the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands, except share and per share data)
Numerator
Net income	$12,942	$15,176	$45,090	$38,943

Denominator
Basic weighted average shares outstanding	32,944,249	32,782,300	32,880,107	32,722,642
Effect of dilutive awards(1):
Restricted stock units	562,466	352,420	479,533	472,071
Performance stock units	212,835	131,209	184,105	130,171
Warrants	537,006	384,994	305,073	482,221
Diluted weighted average shares outstanding	34,256,556	33,650,923	33,848,818	33,807,105

Earnings per share
Basic	$0.39	$0.46	$1.37	$1.19
Diluted	$0.38	$0.45	$1.33	$1.15
__________________
(1)For the three and nine months ended September 30, 2026, there were 2,438 and 5,520 anti-dilutive awards, respectively, that were excluded from the calculation of diluted weighted-average shares outstanding, compared to nil for the same periods in 2025.

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
For the three months ended September 30, 2026 and 2025, Bowhead incurred $5.6 million and $3.9 million of Ceding Fees under the AmFam Quota Share Agreement, respectively, and ceded $10.1 million and $9.3 million of written premiums to AmFam under the ceded reinsurance treaties described above, respectively.
For the nine months ended September 30, 2026 and 2025, Bowhead incurred $14.6 million and $9.3 million of Ceding Fees under the AmFam Quota Share Agreement, respectively, and ceded $30.0 million and $25.6 million of written premiums to AmFam under these ceded reinsurance treaties described above, respectively.
On August 6, 2025, Bowhead entered into a usage-based service agreement with Bold Penguin, an insuretech company owned by AmFam, that streamlines small business insurance submissions. Expenses associated with the service contract are recognized as operating expenses within the Company’s Condensed Consolidated Statements of Income and Comprehensive (Loss) Income. Future contractual commitments are reflected within fixed and determinable purchase obligations within Note 14. For the three months ended September 30, 2026 and 2025, Bowhead incurred $0.4 million and $0.1 million of operating expenses, respectively, under the agreement with Bold Penguin. For the nine months ended September 30, 2026 and 2025, Bowhead incurred $0.9 million and $0.1 million of operating expenses, respectively, under the agreement with Bold Penguin.
For the three and nine months ended September 30, 2026, BSUI bound $80.8 thousand and $140.6 thousand of written premiums through American Family Brokerage Inc., a subsidiary of AmFam, respectively, compared to $80.0 thousand for the same periods in 2025. BICI assumed 100% of the premiums, net of inuring third-party reinsurance, through the AmFam Quota Share Agreement.
On August 2, 2026, the Company entered into the Merger Agreement with AFMIC and Merger Sub pursuant to which, subject to the satisfaction or waiver of certain conditions, the Company will become a direct wholly-owned subsidiary of AFMIC. See Note 1 for additional information on the pending Merger.
13.Income Taxes
The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year.
For the three months ended September 30, 2026 and 2025, the Company recorded income tax expense of $3.0 million and $3.9 million, respectively. The effective tax rate was approximately 18.7% for the three months ended September 30, 2026, compared to 20.6% for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 differs from the statutory tax rate of 21.0% primarily due to research and development credits net of related uncertain tax positions and expected excess tax benefits on the vesting of stock-based compensation, partially offset by estimated non-deductible excess officer compensation and non-deductible expenses. The effective tax rate for the three months ended September 30, 2025 differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation, state taxes, and non-deductible expenses, partially offset by research and development credits net of related uncertain tax positions and expected excess tax benefits on the vesting of stock-based compensation.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $12.1 million and $10.5 million, respectively. The effective tax rate was approximately 21.1% for the nine months ended September 30, 2026 compared to 21.3% for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation and non-deductible expenses, partially offset by research and development credits net of related uncertain tax positions and expected excess tax benefits on the vesting of stock-based compensation. The effective tax rate for the nine months ended September 30, 2025 differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation, state taxes, and non-deductible expenses, partially offset by research and development credits net of related uncertain tax positions and expected excess tax benefits on the vesting of stock-based compensation..
As of September 30, 2026 and December 31, 2025, the Company had unrecognized tax benefits of $0.7 million and $0.4 million respectively, including $0.1 million of interest and penalties at each reporting date, related to research and development credits claimed on current year and prior year amended income tax returns. The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. If recognized, approximately $0.7 million and $0.4 million of unrecognized tax benefits as of September 30, 2026 and December 31, 2025, respectively, would affect the effective tax rate.
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
The Company’s available for sale investment portfolio is managed in accordance with guidelines that have been tailored to meet specific investment strategies, including standards of diversification, which limit the allowable holdings of any single issue. There were no investments, other than cash and cash equivalents and investments in U.S. government and government agency securities, in excess of 10% of the Company’s mezzanine equity and stockholders’ equity at September 30, 2026 and December 31, 2025.
Premium Balances Receivable
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations relating to the payments of premium balances owed to the Company.

Bowhead Specialty Holdings Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the brokers that make up more than 10% of the Company’s gross written premium for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30,	2026	2025
AmWINS Group, Inc.	27.9%	27.0%
Ryan Specialty Group Holdings, Inc.	22.9%	20.9%
CRC Insurance Services, Inc.	10.3%	10.7%
Marsh & McLennan Companies	9.5%	11.6%
For the nine months ended September 30, 2026 and 2025, the Company recorded an allowance for uncollectible premiums of nil in both periods.
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
At September 30, 2026 and December 31, 2025, 100% of the Company’s reinsurers are rated “A” (Excellent) or better by A.M. Best. At September 30, 2026, the three largest balances by reinsurer accounted for 29.7%, 23.4%, and 15.9% of the Company’s reinsurance recoverable balance and at December 31, 2025, the three largest balances by reinsurer accounted for 30.1%, 23.5%, and 18.4% of the Company’s reinsurance recoverable balance. At September 30, 2026 and December 31, 2025, our allowance for uncollectible reinsurance was $0.3 million and $0.2 million, respectively. Refer to Note 6 for further information.
b)Purchase Obligations
The Company has entered into certain agreements in which the Company is committed to purchase services, primarily related to software service contracts. The fixed and determinable portion of such purchase obligations was approximately $6.4 million due for the years 2026 - 2029 at September 30, 2026. The obligations may increase depending on the amount of premium written by the Company over the respective years.
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
d)Other
The Company has incurred certain employment taxes, penalties and interests related to the employment taxes for an employee domiciled in the United Kingdom since 2021. The Company accrued approximately $1.6 million as of September 30, 2026 and December 31, 2025, which represents its best estimate of such taxes, interest, and penalties.

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
The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income that is also reported on the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income as consolidated net income. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as total consolidated assets. Net income is used to monitor budget versus actual results. The CODM uses net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment. The CODM uses the same level of detail as presented on the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income to evaluate segment revenue, net income, and significant segment expenses.
The following table presents revenues by underwriting division for the three months ended September 30, 2026 and 2025:

Three Months Ended September 30,	2026	2025
	($ in thousands)
Casualty	$91,997	$95,287
Professional Liability	24,241	25,019
Healthcare Liability	23,208	24,127
Baleen Specialty	10,429	4,590
Net written premiums	$149,875	$149,023
The following table presents revenues by underwriting division for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30,	2026	2025
	($ in thousands)
Casualty	$311,492	$277,626
Professional Liability	69,232	72,201
Healthcare Liability	62,112	55,651
Baleen Specialty	28,405	9,167
Net written premiums	$471,241	$414,645
The Company’s operations and assets are located entirely within the United States, and all of its revenues are attributed to United States-based policyholders. The Company does not have intra-entity sales or transfers.
The Company has no single major customer representing 10% or more of its total revenues during nine months ended September 30, 2026 and 2025.
16.    Subsequent Events
Management of BSHI has evaluated all events occurring after September 30, 2026 through the issuance of these consolidated financial statements and determined that there are no events requiring recognition or disclosure.

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
Pending merger
On August 2, 2026, we entered into the Merger Agreement with AFMIC and Merger Sub, pursuant to which, subject to the satisfaction or waiver of specified conditions, the Company will become a wholly-owned subsidiary of AFMIC upon completion of the Merger. For additional information regarding the Merger and the Merger Agreement, see Note 1, “Nature of Operations and Significant Accounting Policies,” in our condensed consolidated financial statements.
During the three and nine months ended September 30, 2026, the Company incurred $6.9 million of transaction-related expenses associated with the pending Merger. These amounts are included in non-operating expenses in the Consolidated Statements of Income and Comprehensive (Loss) Income.
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

Non-operating expenses
Non-operating expenses represent expenses related to various transactions that we consider to be unique and non-recurring in nature, such as expenses related to our IPO, secondary offerings, the pending Merger, and other similar transactions.
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
Foreign exchange losses
Foreign exchange losses represent the remeasurement of a non-U.S. dollar operating expense to U.S. dollars due to the fluctuations in the exchange rate. The change in the liability due to the fluctuations in the exchange rate are included within the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income at the end of each period.
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
Underwriting income is a non-GAAP financial measure defined as income before income taxes excluding the impact of net investment income, net realized investment losses, other insurance-related income, non-operating expenses, warrant expense, interest expenses and financing fees, loss on extinguishment of credit facility, foreign exchange losses, and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of underwriting income to income before income taxes, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.

Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of net realized investment losses, non-operating expenses, loss on extinguishment of credit facility, foreign exchange losses, and certain strategic initiatives. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of adjusted net income to net income, which is the most directly comparable financial metric prepared in accordance with U.S. GAAP.
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

Results of Operations
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$256,429	$231,515	$24,914	10.8%
Ceded written premiums	(106,554)	(82,492)	(24,062)	29.2%
Net written premiums	$149,875	$149,023	$852	0.6%

Revenues
Net earned premiums	$150,232	$128,407	$21,825	17.0%
Net investment income	20,561	15,038	5,523	36.7%
Net realized investment losses	(15)	(15)	—	—%
Other insurance-related income	988	502	486	96.8%
Total revenues	171,766	143,932	27,834	19.3%

Expenses
Net losses and loss adjustment expenses	101,048	84,608	16,440	19.4%
Net acquisition costs	16,991	12,512	4,479	35.8%
Operating expenses	26,963	25,837	1,126	4.4%
Non-operating expenses	6,856	783	6,073	775.6%
Warrant expense	792	792	—	—%
Interest expense and financing fees	3,204	262	2,942	1122.9%
Foreign exchange losses	2	32	(30)	(93.8)%
Total expenses	155,856	124,826	31,030	24.9%

Income before income taxes	15,910	19,106	(3,196)	(16.7)%
Income tax expense	(2,968)	(3,930)	962	(24.5)%
Net income	$12,942	$15,176	$(2,234)	(14.7)%

Key Operating and Financial Metrics:
Underwriting income(1)	$5,230	$5,450	$(220)	(4.0)%
Adjusted net income(1)	18,372	15,832	2,540	16.0%
Loss ratio	67.3%	65.9%
Expense ratio	28.6%	29.5%
Combined ratio	95.9%	95.4%
Return on equity(2)	11.2%	14.5%
Adjusted return on equity(1)(2)	15.9%	15.1%
Diluted earnings per share	$0.38	$0.45	$(0.07)	(15.6)%
Diluted adjusted earnings per share(1)	$0.54	$0.47	$0.07	14.9%
__________________
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the three months ended September 30, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	% of Total	2025	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$153,422	59.8%	$144,727	62.5%	$8,695	6.0%
Professional Liability	49,502	19.3%	45,739	19.7%	3,763	8.2%
Healthcare Liability	37,660	14.7%	34,844	15.1%	2,816	8.1%
Baleen Specialty	15,845	6.2%	6,205	2.7%	9,640	155.4%
Gross written premiums	$256,429	100.0%	$231,515	100.0%	$24,914	10.8%

Gross written premiums increased $24.9 million, or 10.8%, to $256.4 million for the three months ended September 30, 2026 from $231.5 million for the three months ended September 30, 2025. The increase in gross written premiums was driven by our increasing renewal book and the continued growth in our platform across all four divisions. Our Baleen Specialty division led the growth with a $9.6 million increase, followed by the growth in our Casualty division with a $8.7 million increase, primarily from our Excess Casualty portfolio.
For the three months ended September 30, 2026 and 2025, E&S(1) business made up 82.0% and 81.5% of gross written premiums, respectively, while admitted business made up 18.0% and 18.5%, respectively. The 0.5 point increase in the proportion of E&S premiums was primarily attributable to an increase in proportion of Baleen Specialty division premiums, where policies are exclusively written on an E&S basis.
Net written premiums increased $0.9 million, or 0.6%, to $149.9 million for the three months ended September 30, 2026 from $149.0 million for the three months ended September 30, 2025. The increase in net written premiums was primarily due to the growth in gross written premiums for the three months ended September 30, 2026. This growth was partially offset by the increase in ceded written premiums driven by the increase in our quota share treaty from 26% to 33.5% effective May 1, 2026.
Net earned premiums increased $21.8 million, or 17.0%, to $150.2 million for the three months ended September 30, 2026 from $128.4 million for the three months ended September 30, 2025. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.

__________________
(1)     E&S % previously disclosed did not include business written on a facultative reinsurance basis, which is free of rate and policy form restrictions, and provides the flexibility to rapidly adjust to emerging market opportunities.

Loss Ratio
The following table summarizes the components of our loss ratio for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	$100,159	66.7%	$83,158	64.8%
Prior accident year	889	0.6%	1,450	1.1%
Total	$101,048	67.3%	$84,608	65.9%
Our loss ratio of 67.3% for the three months ended September 30, 2026 increased 1.4 points compared to 65.9% for the three months ended September 30, 2025 due to an increase in our current accident year loss ratio. The higher current accident year loss ratio was driven by lower ceded loss activity under our excess of loss treaties, and to a lesser extent, changes in our portfolio mix.
Once again, the development in our prior accident year losses were driven by expected loss ratios applied to net additional premiums that were billed and fully earned in the quarter, but associated with policies from prior accident years. Once again, these amounts were not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
Expense Ratio
The following table summarizes the components of the expense ratio for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$16,991	11.3%	$12,512	9.8%
Operating expenses	26,963	17.9%	25,837	20.1%
Less: Other insurance-related income	(988)	(0.6)%	(502)	(0.4)%
Total	$42,966	28.6%	$37,847	29.5%
Our expense ratio of 28.6% for the three months ended September 30, 2026 decreased 0.9 points compared to 29.5% for the three months ended September 30, 2025.
The decrease in our expense ratio was primarily driven by the 2.2 point decrease in our operating expenses ratio and a 0.2 point increase in other insurance-related income, which contributed to the lowering of our expense ratio. These improvements were partially offset by the 1.5 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses, including estimates of deferrable costs.

The increase in our net acquisition costs ratio was driven by an increase in earned broker commissions due to changes in our portfolio mix and higher commission rates, an increase in the Ceding Fee, and deferred employment related underwriting costs, partially offset by an increase in earned ceding commissions from our ceded reinsurance treaties. Gross acquisition costs earned as a percentage of gross earned premiums was 18.3% for the three months ended September 30, 2026 compared to 16.5% for the three months ended September 30, 2025, and ceded earned commissions as a percentage of ceded earned premium was 29.7% for the three months ended September 30, 2026 compared to 29.1% for the three months ended 2025.
Combined Ratio
The combined ratio was 95.9% for the three months ended September 30, 2026, compared to 95.4% for the three months ended September 30, 2025. The 0.5 point increase was driven by the 1.4 point increase in our loss ratio, partially offset by the 0.9 point decrease in our expense ratio.
Return on Equity(2)
Return on equity was 11.2% for the three months ended September 30, 2026, compared to 14.5% for the three months ended September 30, 2025. The 3.3 point decrease was primarily driven by the 14.7% decrease in net income during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven by transaction-related expenses associated with the pending Merger. The decrease in return on equity was also driven by the increase in average mezzanine equity and stockholders’ equity, primarily due to the increase in retained earnings and additional paid-in capital for stock-based compensation, partially offset by higher average net unrealized losses on fixed maturity securities during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Investing Results
Net investment income increased $5.5 million to $20.6 million for the three months ended September 30, 2026 from $15.0 million for the three months ended September 30, 2025. The increase in net investment income is primarily due to a higher average balance of investments during the three months ended September 30, 2026.
Income Tax Expense
Income tax expense was $3.0 million for the three months ended September 30, 2026, compared to $3.9 million for the three months ended September 30, 2025. Our effective tax rate was 18.7% for the three months ended September 30, 2026, compared to 20.6% for the three months ended September 30, 2025. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to research and development credits net of related uncertain tax positions and expected excess tax benefits on the vesting of stock-based compensation, partially offset by estimated non-deductible excess officer compensation and non-deductible expenses.

__________________
(2)     For the three months ended September 30, 2026 and 2025, net income is annualized to arrive at return on equity.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	($ in thousands, except percentages and per share data)
Gross written premiums	$771,064	$638,724	$132,340	20.7%
Ceded written premiums	(299,823)	(224,079)	(75,744)	33.8%
Net written premiums	$471,241	$414,645	$56,596	13.6%

Revenues
Net earned premiums	$430,993	$357,360	$73,633	20.6%
Net investment income	57,408	41,274	16,134	39.1%
Net realized investment losses	(47)	(30)	(17)	56.7%
Other insurance-related income	2,962	1,307	1,655	126.6%
Total revenues	491,316	399,911	91,405	22.9%

Expenses
Net losses and loss adjustment expenses	289,475	236,935	52,540	22.2%
Net acquisition costs	46,704	33,346	13,358	40.1%
Operating expenses	79,149	75,623	3,526	4.7%
Non-operating expenses	6,856	1,330	5,526	415.5%
Warrant expense	2,350	2,350	—	—%
Interest expense and financing fees	9,633	770	8,863	1151.0%
Foreign exchange losses	9	64	(55)	(85.9)%
Total expenses	434,176	350,418	83,758	23.9%

Income before income taxes	57,140	49,493	7,647	15.5%
Income tax expense	(12,050)	(10,550)	(1,500)	14.2%
Net income	$45,090	$38,943	$6,147	15.8%

Key Operating and Financial Metrics:
Underwriting income(1)	$15,665	$11,456	$4,209	36.7%
Adjusted net income(1)	50,550	40,068	10,482	26.2%
Loss ratio	67.2%	66.3%
Expense ratio	28.5%	30.1%
Combined ratio	95.7%	96.4%
Return on equity(2)	13.3%	13.0%
Adjusted return on equity(1)(2)	14.9%	13.3%
Diluted earnings per share	$1.33	$1.15	$0.18	15.7%
Diluted adjusted earnings per share(1)	$1.49	$1.19	$0.30	25.2%
__________________
(1)Non-GAAP financial measure. See “—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measure in accordance with the most comparable U.S. GAAP measure.
(2)For the nine months ended September 30, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.

Premiums
The following table presents gross written premiums by underwriting division for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	% of Total	2025	% of Total	$ Change	% Change
	($ in thousands, except percentages)
Casualty	$500,455	64.9%	$417,762	65.4%	$82,693	19.8%
Professional Liability	132,247	17.2%	126,491	19.8%	5,756	4.6%
Healthcare Liability	97,238	12.6%	82,136	12.9%	15,102	18.4%
Baleen Specialty	41,124	5.3%	12,335	1.9%	28,789	233.4%
Gross written premiums	$771,064	100.0%	$638,724	100.0%	$132,340	20.7%
Gross written premiums increased $132.3 million, or 20.7%, to $771.1 million for the nine months ended September 30, 2026 from $638.7 million for the nine months ended September 30, 2025. The increase in gross written premiums was driven by our increasing renewal book, new business and the continued growth in our platform across all four divisions. Our Casualty division led the growth with a $82.7 million increase, primarily from our Excess Casualty portfolio, followed by the growth in our Baleen Specialty division with a $28.8 million increase.
For the nine months ended September 30, 2026 and 2025, E&S(1) business made up 81.5% and 80.0% of gross written premiums, respectively, while admitted business made up 18.5% and 20.0%, respectively. The 1.5 point increase in the proportion of E&S premiums was primarily attributable to an increase in proportion of Baleen Specialty division premiums, where policies are exclusively written on an E&S basis, followed by an increase in E&S premiums written in our Casualty division stemming from our Excess Casualty portfolio.
Net written premiums increased $56.6 million, or 13.6%, to $471.2 million for the nine months ended September 30, 2026 from $414.6 million for the nine months ended September 30, 2025. The increase in net written premiums was primarily due to the growth in gross written premiums for the nine months ended September 30, 2026. This growth was partially offset by the increase in ceded written premiums driven by the increase in our quota share treaty from 26% to 33.5% effective May 1, 2026.
Net earned premiums increased $73.6 million, or 20.6%, to $431.0 million for the nine months ended September 30, 2026 from $357.4 million for the nine months ended September 30, 2025. The increase in net earned premiums was primarily due to the earning of increased gross written premiums offset by the earning of increased ceded written premiums under our ceded reinsurance treaties.

__________________
(1)     E&S % previously disclosed did not include business written on a facultative reinsurance basis, which is free of rate and policy form restrictions, and provides the flexibility to rapidly adjust to emerging market opportunities.

Loss Ratio
The following table summarizes the components of our loss ratio for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums	Net Losses and Loss Adjustment Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Current accident year	287,831	66.8%	234,926	65.7%
Prior accident year	1,644	0.4%	2,009	0.6%
Total	$289,475	67.2%	$236,935	66.3%
Our loss ratio of 67.2% for the nine months ended September 30, 2026 increased 0.9 points compared to 66.3% for the nine months ended September 30, 2025 driven by an increase in our current accident year loss ratio. The higher current accident year loss ratio was driven by changes in our portfolio mix, in addition to lower ceded loss activity under our excess of loss treaties.
Once again, the development in our prior accident year losses were driven by expected loss ratios applied to net additional premiums that were billed and fully earned in the current period, but associated with policies from prior accident years. Once again, these amounts were not based on actual losses settling for more than reserved, and did not represent an increase in estimated reserves on unresolved claims.
The following table summarizes the components of the expense ratio for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Expenses	% of Net Earned Premiums	Expenses	% of Net Earned Premiums
	($ in thousands, except percentages)
Net acquisition costs	$46,704	10.8%	$33,346	9.3%
Operating expenses	79,149	18.4%	75,623	21.2%
Less: Other insurance-related income	(2,962)	(0.7)%	(1,307)	(0.4)%
Total	$122,891	28.5%	$107,662	30.1%
Our expense ratio of 28.5% for the nine months ended September 30, 2026 decreased 1.6 points compared to 30.1% for the nine months ended September 30, 2025.
The decrease in our expense ratio for the nine months ended September 30, 2026 was primarily driven by the 2.8 point decrease in our operating expenses ratio, and a 0.3 point increase in other insurance-related income, which contributed to the lowering of our expense ratio. These improvements were partially offset by the 1.5 point increase in our net acquisition costs ratio.
The decrease in our operating expenses ratio was due to the continued scaling of our business, where net earned premiums grew at a higher rate than our expenses, as well as the prudent management of our expenses, including estimates of deferrable costs.

The increase in our net acquisition costs ratio was driven by an increase in earned broker commissions due to changes in our portfolio mix and higher commission rates, an increase in the Ceding Fee, and deferred employment related underwriting costs, partially offset by an increase in earned ceding commissions from our ceded reinsurance treaties. Gross acquisition costs as a percentage of gross earned premiums was 17.7% for the nine months ended September 30, 2026 compared to 16.2% for the nine months ended September 30, 2025, and ceded earned commissions as a percentage of ceded earned premium was 29.4% for the nine months ended September 30, 2026 compared to 29.0% for the nine months ended September 30, 2025.
Combined Ratio
The combined ratio was 95.7% for the nine months ended September 30, 2026, compared to 96.4% for the nine months ended September 30, 2025. The 0.7 point decrease was due to the 1.6 point decrease in the expense ratio, partially offset by the 0.9 point increase in the loss ratio.
Return on Equity(2)
Return on equity was 13.3% for the nine months ended September 30, 2026, compared to 13.0% for the nine months ended September 30, 2025. The 0.3 point increase was mainly due to a 15.8% increase in net income in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, partially tempered by transaction-related expensed associated with the pending Merger. This increase was partially offset by the increase in average mezzanine equity and stockholders’ equity driven by the increase in retained earnings and additional paid-in capital for stock-based compensation, which was moderated by higher average net unrealized losses on fixed maturity securities during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Investing Results
Net investment income increased $16.1 million to $57.4 million for the nine months ended September 30, 2026 from $41.3 million for the nine months ended September 30, 2025. The increase in net investment income is primarily due to a higher average balance of investments during the nine months ended September 30, 2026.
Income Tax Expense
Income tax expense was $12.1 million for the nine months ended September 30, 2026, compared to $10.5 million for the nine months ended September 30, 2025. Our effective tax rate was 21.1% for the nine months ended September 30, 2026, compared to 21.3% for the nine months ended September 30, 2025. The effective tax rate differs from the statutory tax rate of 21.0% primarily due to estimated non-deductible excess officer compensation and non-deductible expenses, partially offset by research and development credits net of related uncertain tax positions and expected excess tax benefits on the vesting of stock-based compensation.

__________________
(2)     For the nine months ended September 30, 2026 and 2025, net income is annualized to arrive at return on equity.

Reconciliation of Non-GAAP Financial Measures
Underwriting Income
We define underwriting income as income before income taxes excluding the impact of net investment income, net realized investment losses, other insurance-related income, non-operating expenses, warrant expense, interest expenses and financing fees, loss on extinguishment of credit facility, foreign exchange losses, and certain strategic initiatives. Underwriting income represents the pre-tax profitability of the Company's underwriting operations and allows us to evaluate our underwriting performance without regard to net investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for income before income taxes calculated in accordance with U.S. GAAP, and other companies may define underwriting income differently.
Underwriting income for the three and nine months ended September 30, 2026 and 2025 reconciles to income before income taxes as follows:

	Three Months Ended September 30,
	2026	2025
	($ in thousands)
Income before income taxes	$15,910	$19,106
Adjustments:
Net investment income	(20,561)	(15,038)
Net realized investment losses	15	15
Other insurance-related income	(988)	(502)
Non-operating expenses	6,856	783
Warrant expense	792	792
Interest expense and financing fees	3,204	262
Foreign exchange losses	2	32
Underwriting income	$5,230	$5,450

	Nine Months Ended September 30,
	2026	2025
	($ in thousands)
Income before income taxes	$57,140	$49,493
Adjustments:
Net investment income	(57,408)	(41,274)
Net realized investment losses	47	30
Other insurance-related income	(2,962)	(1,307)
Non-operating expenses	6,856	1,330
Warrant expense	2,350	2,350
Interest expense and financing fees	9,633	770
Foreign exchange losses	9	64
Underwriting income	$15,665	$11,456

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
Adjusted net income for the three and nine months ended September 30, 2026 and 2025 reconciles to net income as follows:

	Three Months Ended September 30,
	2026		2025
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$15,910	$12,942	$19,106	$15,176
Adjustments:
Net realized investment losses	15	15	15	15
Non-operating expenses	6,856	6,856	783	783
Foreign exchange losses	2	2	32	32
Tax impact	—	(1,443)	—	(174)
Adjusted net income	$22,783	$18,372	$19,936	$15,832

	Nine Months Ended September 30,
	2026		2025
	Before income taxes	After income taxes	Before income taxes	After income taxes
	($ in thousands)
Income as reported	$57,140	$45,090	$49,493	$38,943
Adjustments:
Net realized investment losses	47	47	30	30
Non-operating expenses	6,856	6,856	1,330	1,330
Foreign exchange losses	9	9	64	64
Tax impact	—	(1,452)	—	(299)
Adjusted net income	$64,052	$50,550	$50,917	$40,068
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

Adjusted return on equity for the three and nine months ended September 30, 2026 and 2025 reconciles to return on equity as follows:

	Three Months Ended September 30,
	2026	2025
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$73,488	$63,328
Denominator: Average mezzanine equity and stockholders' equity	463,482	419,424
Adjusted return on equity	15.9%	15.1%

	Nine Months Ended September 30,
	2026	2025
	($ in thousands, except percentages)
Numerator: Adjusted net income(1)	$67,401	$53,424
Denominator: Average mezzanine equity and stockholders' equity	451,150	400,739
Adjusted return on equity	14.9%	13.3%
_________________
(1)For the three and nine months ended September 30, 2026 and 2025, net income and adjusted net income are annualized to arrive at return on equity and adjusted return on equity.
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
Diluted adjusted earnings per share for the three and nine months ended September 30, 2026 and 2025 reconciles to diluted earnings per share as follows:

	Three Months Ended September 30,
	2026	2025
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$18,372	$15,832
Denominator: Diluted weighted average shares outstanding	34,256,556	33,650,923
Diluted adjusted earnings per share	$0.54	$0.47

	Nine Months Ended September 30,
	2026	2025
	($ in thousands, except share and per share data)
Numerator: Adjusted net income	$50,550	$40,068
Denominator: Diluted weighted average shares outstanding	33,848,818	33,807,105
Diluted adjusted earnings per share	$1.49	$1.19

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
As of September 30, 2026, our holding company had $65.8 million in cash and investments. We believe we have sufficient liquidity available at our holding company and subsidiaries to meet our operating cash needs and obligations for at least the next 12 months.
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

On November 26, 2025, the Company entered into the 2025 Credit Agreement with PNC Bank, N.A., as administrative agent, swingline lender and issuing bank. The 2025 Credit Agreement provides for the 2025 Facility in the aggregate principal amount of $35 million, which includes a $5 million sub-facility for letters of credit, and an accordion feature permitting the Company to request a one-time increase in total commitments of up to $15 million, subject to lender participation. All obligations under the 2025 Facility and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are (i) unconditionally guaranteed by certain of the Company’s subsidiaries were (ii) secured by a first-priority perfected lien in substantially all of the Company’s and the subsidiary guarantors’ assets. The 2025 Credit Agreement contains certain customary covenants, including financial maintenance covenants. As of September 30, 2026, the Company was in compliance with all of the 2025 Facility’s covenants. The 2025 Facility matures on the earlier of November 26, 2027, or 91 days prior to the earliest date any MGA Agreement will terminate where no MGA Agreement replacement is found.
As of September 30, 2026, we did not have any borrowings outstanding under the Facility.
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
As of September 30, 2026, $150 million was available for future issuance under the Shelf Registration Statement.
Debt
On November 25, 2025, BSHI issued $150 million aggregate principal amount of 7.75% Senior Notes under the Shelf Registration Statement, generating net proceeds of $146.4 million. Interest on the Senior Notes is payable semi-annually in arrears on June 1 and December 1 each year, beginning on June 1, 2026. The Senior Notes are scheduled to mature on December 1, 2030, unless redeemed earlier.
Federal Home Loan Bank
In March 2026, the Company’s subsidiary, BICI, became a member of the FHLB Chicago, which provides access to collateralized borrowings through advances. In connection with its membership, BICI purchased FHLB Chicago capital stock. The stock is restricted as it can only be sold back to the FHLB Chicago or another member at its par value of $100 per share. As of September 30, 2026, BICI held $0.5 million of FHLB Chicago capital stock, carried at cost and evaluated for impairment periodically, which is included in other assets on the Condensed Consolidated Balance Sheets.
As of September 30, 2026, BICI has not pledged any eligible collateral and, accordingly, had no available borrowing capacity under the FHLB Chicago advances program.
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
Our cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
	($ in thousands)
Net cash provided by operating activities	$351,906	$271,438
Net cash used in investing activities	(310,892)	(242,720)
Net cash used in financing activities	(2,172)	—
Net change in cash, cash equivalents and restricted cash	$38,842	$28,718
The increase in cash provided by operating activities in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to the growth in our business operations compared to the timing of claim payments and subsequent reinsurance recoveries, which occur later than cash collections on premiums.
For the nine months ended September 30, 2026, net cash used in investing activities was $310.9 million due to growth in our business operations. For the nine months ended September 30, 2026, funds from operations were used to purchase fixed maturity securities of $497.2 million and short-term securities of $5.0 million. During the nine months ended September 30, 2026, we received proceeds from sales and maturities of fixed maturity securities and short-term investments of $195.2 million. Net cash used in investing activities also includes purchases of property and equipment of $3.9 million.
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
For the nine months ended September 30, 2026, net cash used in financing activities was $2.2 million, which primarily reflects taxes paid on shares withheld to cover vested employee RSUs, and for the nine months ended September 30, 2025, net cash provided by financing activities was nil.
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
As of September 30, 2026, we had the following significant reinsurance programs:
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
All reinsurance involves credit risk, since we maintain the direct obligation to pay losses incurred by our policyholders up to our policy limits. Accordingly, when selecting our reinsurers, a potential reinsurer’s financial strength is the paramount consideration. All of our reinsurance business is placed with reinsurers that have an A.M. Best rating of “A” (Excellent) or better. As of September 30, 2026, we have an allowance for credit losses of $0.3 million for our reinsurance balance.
The following table summarizes our top five reinsurers, their A.M. Best financial strength rating and percent of our total reinsurance recoverable as of September 30, 2026:

Reinsurer	A.M. Best Rating	% of Total
Renaissance Reinsurance U.S. Inc	A+	29.7%
Endurance Assurance Corporation	A+	23.4%
Markel Global Reinsurance Company	A	15.9%
American Family Connect Property and Casualty Insurance Company	A	9.9%
Ascot Bermuda Limited	A	5.6%
All other reinsurers	At least A	15.5%
Total		100.0%
Contractual Obligations and Commitments
We have entered into software service agreements that have purchase obligations depending on the amount of premiums written. At September 30, 2026, the fixed and determinable portion of these purchase obligations were approximately $6.4 million for the years 2026 - 2029. The obligations may increase depending on the amount of premium written by the Company over the respective years.

We have entered into a sublease agreement for our office in New York and a lease agreement for our office in Chicago. On December 1, 2024, the company exercised its option to extend the Chicago lease, which will expire on August 31, 2028, with a renewal option to extend. These leases are classified as operating leases. These leases expire in December 2027 and August 2028, respectively. Although each operating lease agreement contains an option to extend the length of the respective lease term, the Company is not reasonably certain it will exercise these options. As of September 30, 2026, the discounted operating lease liability was $1.9 million.
Financial Condition
Mezzanine Equity and Stockholders’ Equity
As of September 30, 2026, total mezzanine equity and stockholders’ equity was $453.0 million compared to $449.3 million as of December 31, 2025. The $3.7 million increase was primarily due to net income generated during the period and net activity related to stock-based compensation plans, partially offset by an increase in the net unrealized loss position on available for sale investments, which shifted to a net unrealized loss in the current period.
Dividend Declarations
We did not declare any dividends during the nine months ended September 30, 2026 or the year ended December 31, 2025. Under the Merger Agreement by and between AFMIC, Trident Superior Inc. and the Company dated August 2, 2026, we are not permitted to declare, set aside, make or pay any dividends or distributions prior to the closing of the pending Merger.
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
As of September 30, 2026, the majority of our investment portfolio, or $1,622.9 million, was comprised of fixed maturity securities that are classified as available for sale and carried at fair value with unrealized gains (losses) recognized in accumulated other comprehensive (loss) income within our Condensed Consolidated Balance Sheets. Our investment portfolio, including cash equivalents, had a weighted average effective duration of 3.6 years and an average rating of “AA-” at September 30, 2026. Our investment portfolio, including cash equivalents, had a book yield of 4.7% and a market yield of 5.6% as of September 30, 2026, compared to 4.6% and 4.5%, respectively, as of December 31, 2025.

As of September 30, 2026 and December 31, 2025, the amortized cost and estimated fair value of our fixed maturity, and were as follows:

As of September 30, 2026	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$47,766	$47,459	2.9%
State and municipal	213,856	202,747	12.5%
Commercial mortgage-backed securities	171,143	165,357	10.2%
Residential mortgage-backed securities	325,799	311,705	19.2%
Asset-backed securities	225,703	221,178	13.6%
Corporate	694,714	674,445	41.6%
Total fixed maturity securities	$1,678,981	$1,622,891	100.0%

As of December 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
U.S. government and government agency	$80,184	$80,368	5.9%
State and municipal	131,607	129,278	9.4%
Commercial mortgage-backed securities	170,496	171,322	12.5%
Residential mortgage-backed securities	317,905	318,561	23.2%
Asset-backed securities	168,363	169,004	12.3%
Corporate	495,673	502,473	36.7%
Total fixed maturity securities	$1,364,228	$1,371,006	100.0%
The table below summarizes the credit quality of our fixed maturity securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Rating
AAA	$434,262	26.8%	$432,121	31.5%
AA	431,702	26.6%	382,549	27.9%
A	591,072	36.4%	423,669	30.9%
BBB	165,855	10.2%	132,667	9.7%
Total	$1,622,891	100.0%	$1,371,006	100.0%

As of September 30, 2026 and December 31, 2025, the amortized cost and estimated fair value of our available for sale investments in fixed maturity securities summarized by contractual maturity were as follows:

As of September 30, 2026	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$94,903	$94,565	5.8%
Due after one year through five years	525,991	513,045	31.6%
Due after five years through ten years	129,262	120,994	7.5%
Due after ten years	206,180	196,047	12.1%
	956,336	924,651	57.0%
Commercial mortgage-backed securities	171,143	165,357	10.2%
Residential mortgage-backed securities	325,799	311,705	19.2%
Asset-backed securities	225,703	221,178	13.6%
Total	$1,678,981	$1,622,891	100.0%

As of December 31, 2025	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands, except percentages)
Fixed maturity securities
Due in one year or less	$113,224	$113,298	8.3%
Due after one year through five years	391,104	395,094	28.8%
Due after five years through ten years	119,589	120,687	8.8%
Due after ten years	83,547	83,040	6.1%
	707,464	712,119	52.0%
Commercial mortgage-backed securities	170,496	171,322	12.5%
Residential mortgage-backed securities	317,905	318,561	23.2%
Asset-backed securities	168,363	169,004	12.3%
Total	$1,364,228	$1,371,006	100.0%
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties, and the lenders may have the right to put the securities back to the borrower.
Restricted Assets
We are required to maintain assets in trust accounts to support the obligations of the AmFam Quota Share Agreement. The assets held in trust include fixed maturity securities and cash and cash equivalents as collateral for transactions with AmFam. The Company is entitled to interest income earned on these restricted assets, which is included in net investment income in the Condensed Consolidated Statements of Income and Comprehensive (Loss) Income.
The fair value of our restricted assets were as follows:

	September 30, 2026	December 31, 2025
	($ in thousands)
Restricted investments	$1,092,890	$838,840
Restricted cash and cash equivalents	40,391	40,225
Total restricted assets	$1,133,281	$879,065

In March 2026, the Company’s subsidiary, BICI, became a member of the FHLB Chicago, which provides access to collateralized borrowings through advances. In connection with its membership, BICI purchased FHLB Chicago capital stock. The stock is restricted as it can only be sold back to the FHLB Chicago or another member at its par value of $100 per share. As of September 30, 2026, BICI held $0.5 million of FHLB Chicago capital stock, carried at cost and evaluated for impairment periodically, which is included in other assets on the Condensed Consolidated Balance Sheet.
As of September 30, 2026, BICI has not pledged any eligible collateral and, accordingly, had no available borrowing capacity under the FHLB Chicago advances program.
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
The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$134,892	9.4%	$89,852	9.6%
IBNR	1,297,460	90.6%	843,636	90.4%
Total reserves	$1,432,352	100.0%	$933,488	100.0%

	As of December 31, 2025
	Gross	% of Total	Net	% of Total
	($ in thousands, except percentages)
Case reserves	$115,954	10.3%	$74,698	10.0%
IBNR	1,013,982	89.7%	673,541	90.0%
Total reserves	$1,129,936	100.0%	$748,239	100.0%
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
The table below quantifies the impact of potential reserve deviations from our carried reserve as of September 30, 2026 and December 31, 2025. We applied a sensitivity factor to net reserves for unpaid losses and loss adjustment expenses by underwriting division below. We believe that potential changes such as these would not have a material impact on our liquidity.

	Potential Impact as of September 30, 2026
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$625,327	$672,227	$(46,900)	$(37,051)	$578,428	$46,900	$37,051
Professional Liability	174,018	187,070	(13,051)	(10,311)	160,967	13,051	10,311
Healthcare Liability	116,678	125,429	(8,751)	(6,913)	107,927	8,751	6,913
Baleen Specialty	17,465	18,775	(1,310)	(1,035)	16,155	1,310	1,035

	Potential Impact as of December 31, 2025
Underwriting Division	Net Reserves for Unpaid Losses and Loss Adjustment Expenses	7.5% Higher	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)	7.5% Lower	Pre-tax Income	Mezzanine Equity and Stockholders’ Equity(1)
		($ in thousands)
Casualty	$484,673	$521,024	$(36,351)	$(28,717)	$448,323	$36,351	$28,717
Professional Liability	161,059	173,138	(12,079)	(9,543)	148,980	12,079	9,543
Healthcare Liability	97,612	104,933	(7,321)	(5,784)	90,291	7,321	5,784
Baleen Specialty	4,895	5,262	(367)	(290)	4,528	367	290
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
As of September 30, 2026, we have an allowance for credit losses of $0.3 million for our reinsurance recoverable balance.
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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. Fluctuations in interest rates have a direct effect on the market valuation of our fixed maturity securities. When market interest rates rise, the fair value of our securities decreases. Conversely, as interest rates fall, the fair value of our securities increases. Changes in interest rates will have an immediate effect on comprehensive (loss) income and mezzanine equity and stockholders’ equity, but will not ordinarily have an immediate effect on net income. We manage this interest rate risk by investing in securities with varied maturity dates.
We had fixed maturity securities and cash and cash equivalents with a fair values of $1,676.6 million and $1,496.9 million as of September 30, 2026 and December 31, 2025, respectively, that were subject to interest rate risk. The table below illustrates the sensitivity of the fair value of our fixed maturity securities, and cash and cash equivalents to selected hypothetical changes in interest rates as of September 30, 2026 and December 31, 2025.

	As of September 30, 2026			As of December 31, 2025
	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value	Estimated Fair Value	Estimated Change in Fair Value	Estimated % Increase (Decrease) in Fair Value
	($ in thousands, except percentages)
200 basis point increase	$1,563,769	$(112,835)	(6.7)%	$1,407,522	$(89,364)	(6.0)%
100 basis point increase	1,618,259	(58,346)	(3.5)%	1,451,381	(45,505)	(3.0)%
No change	1,676,605	—	—%	1,496,886	—	—%
100 basis point decrease	1,738,304	61,699	3.7%	1,540,745	43,859	2.9%
200 basis point decrease	1,800,841	124,236	7.4%	1,582,059	85,173	5.7%

Actual results may differ from the hypothetical change in market rates assumed in this disclosure. This sensitivity analysis does not reflect the results of any action that we may take to mitigate such hypothetical losses in fair value.
Credit risk
Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have exposure to credit risk as a holder of fixed maturity securities. Our investment policy is designed to primarily invest in debt instruments of high credit quality issuers and to manage the amount of credit exposure with limits on particular ratings categories, limits for any one issuer and limits for sectors and regions. We monitor our investment portfolio to help ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. As of September 30, 2026, our investment portfolio has an average rating by at least one nationally recognized rating organization of “ AA-,” with approximately 90.1% rated “A” or better. We purchase fixed maturity securities based on our assessment of the credit quality of the underlying assets without regard to insurance.
In addition, we are subject to credit risk as we cede a portion of our risks to reinsurers. Although our reinsurers are obligated to reimburse us to the extent we cede risk to them, we are ultimately liable to our policyholders on all risks we have ceded. As a result, reinsurance contracts do not limit our ultimate obligations to pay claims covered under the insurance policies we issue and we might not collect amounts recoverable from our reinsurers. We address this credit risk by selecting reinsurers that have an A.M. Best rating of “A” (Excellent) or better at the time we enter into the agreement and by performing, along with our reinsurance broker, periodic credit reviews of our reinsurers. As of September 30, 2026, 100% of our reinsurance recoverables were either derived from reinsurers rated “A” (Excellent) by A.M. Best, or better.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (our “Q2 10-Q”), as updated and supplemented by the below risk factor. The below risk factors update the risk factors captioned “The completion of the Merger is subject to a number of conditions, including stockholder approval, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all.” and “Failure to complete the Merger could adversely affect us, including in the event we are required to pay the termination fee.” in our Q2 10-Q. These risks and uncertainties are not the only ones facing us. There may be additional risks and uncertainties of which we are currently unaware or currently believe to be immaterial. The occurrence of any of these risks could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects.
Risks Relating to the Proposed Merger
The completion of the Merger is subject to a number of conditions, including stockholder approval, and, if these conditions are not satisfied or waived, the Merger may not be completed within the expected timeframe or at all.
The completion of the Merger is subject to the satisfaction or waiver of certain conditions, including: (a) the approval of the Merger Agreement and the Merger by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon at the Bowhead special stockholder meeting; (b) the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon at such Bowhead special stockholder meeting, but excluding any outstanding shares of our common stock held by AFMIC or any of its affiliates or by certain recused directors of the Company; (c) the receipt of requisite regulatory approvals or clearances, including approval from the insurance regulator in Wisconsin; (d) the absence of governmental restraints or prohibitions preventing the consummation of the Merger; and (e) the absence of a “Company Material Adverse Effect” or “Burdensome Condition”, as each is defined in the Merger Agreement. In addition, the obligation of each party to complete the Merger is conditioned upon, among other things, the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and compliance in all material respects by each party with its obligations, covenants and agreements under the Merger Agreement.
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
We or AFMIC may terminate the Merger Agreement under specified circumstances and the Merger Agreement provides for the payment by us to AFMIC of a termination fee of $35 million under specified circumstances. If we are required to pay the termination fee, we may be required to use available cash that would have otherwise been available for general corporate purposes or other uses, which may materially and adversely affect our business, results of operations and financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors or Executive Officers
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 2, 2026, by and among Bowhead Specialty Holdings Inc., American Family Mutual Insurance Company, S.I. and Trident Superior Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2026)

3.1
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

BOWHEAD SPECIALTY HOLDINGS INC.

Date: November 3, 2026	By:	/s/ Stephen Sills
	Name:	Stephen Sills
	Title:	Chief Executive Officer and President

Date: November 3, 2026	By:	/s/ Brad Mulcahey
	Name:	Brad Mulcahey
	Title:	Chief Financial Officer and Treasurer